Form 10-Q
period 1994-03-31
BANK OF NEW HAMPSHIRE CORP
filed 1994-04-29
CIK 313857

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER #0-9517


                    BANK OF NEW HAMPSHIRE CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


         NEW HAMPSHIRE                                        02-0346918
- - -------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


               300 FRANKLIN STREET
               MANCHESTER, NEW HAMPSHIRE                          03105
        ----------------------------------------               ----------
        (Address of principal executive offices)               (Zip Code)


                              (603) 624-6600
            ---------------------------------------------------
            (Registrant's telephone number, including area code


                              NOT APPLICABLE
           ----------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---
Indicate the number of shares outstanding of the issuer's common stock as of April 29, 1994.

Common Stock, $2.50 stated value, no par value, 4,066,523 shares.

                     BANK OF NEW HAMPSHIRE CORPORATION

                                                            Page
INDEX                                                      Number

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements:

            Consolidated Balance Sheets -
            March 31, 1994 and December 31, 1993              3

            Consolidated Statements of Income -
            Quarters Ended March 31, 1994 and 1993.           4

            Consolidated Statements of Cash
            Flows - Quarters Ended March
            31, 1994 and 1993.                                5

            Notes to Consolidated Financial
            Statements.                                     6 - 7

     Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.                                     8 - 20


PART II. OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of
            Security Holders.                                 21

     Item 6.   Exhibits and Reports on Form 8-K.                 22


SIGNATURES                                                    22

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BANK OF HAMPSHIRE CORPORATION
CONSOLIDATED BALANCE SHEETS                            (Unaudited)
                                                        March 31,   December 31,
                                                          1994         1993

                                                        (Dollars in thousands,
ASSETS                                                 except per share amounts)
  Cash and due from banks                               $ 51,533      $ 60,999
  Federal funds sold and securities purchased under
    agreements to resell                                 118,000       105,000
        Total cash and cash equivalents                  169,533       165,999
  Securites:
    U.S. Treasury and other U.S. Government agencies     255,077       256,380
  State and municipal
    Other                                                  3,812           797
        Total securities                                 262,106       258,392
  Mortgages held for sale                                                1,978
  Loans:
    Commercial, financial and agricultural                53,569        55,430
    Real estate - commercial                             132,472       133,837
    Real estate - construction                             3,347         3,019
    Real estate - residential                            272,957       285,582
    Installment                                           50,914        46,975
        Total loans                                      513,259       524,843
        Less: Allowance for possible loan losses          13,612        14,581
           Net loans                                     499,647       510,262
  Premises and equipment                                  11,203        11,366
  Other real estate                                       12,888        13,393
  Other assets                                            15,356        15,329
  TOTAL ASSETS                                          $970,733      $976,719
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                                $130,141      $148,784
    Interest bearing                                     721,746       716,551
        Total deposits                                   851,887       865,335
  Federal funds purchased and securities sold under
    agreements to repurchase                              37,676        32,238
  Other borrowed funds                                     2,720         3,028
  Accrued expenses and other liabilities                   8,728         7,876
        Total liabilities                                901,011       908,477
  Shareholders' Equity:
    Preferred stock - no par value
      Authorized - 500,000 shares; none issued
    Common Stock - stated value $2.50 per share
      Authorized - 6,000,000 shares
      Issued - 4,066,523 shares at March 31, 1994
        and 4,066,943 shares at December 31, 1993         10,166        10,167
    Surplus                                               27,339        27,320
    Retained earnings                                     32,217        30,755
  Total shareholders' equity                              69,722        68,242
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $970,733      $976,719

See notes to consolidated financial statements.

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                     Quarters Ended March 31,
                                                       1994          1993
                                                      (In thousands, except
                                                       per share amounts)
Interest income:
  Interest and fees on loans                         $ 11,088      $ 13,844
  Interest on securities:
    Subject to federal taxes                            2,399         1,995
    Exempt from federal taxes                              23            28
        Total interest on securities                    2,422         2,023
  Other interest income                                   743           427
        Total interest income                          14,253        16,294

Interest expense:
  Deposits                                              4,923         5,621
  Borrowings                                              155           191
        Total interest expense                          5,078         5,812
Net interest income                                     9,175        10,482
  Provision for possible loan losses                      400         1,500
Net interest income after provision
  for possbile loan losses                              8,775         8,982

Non-interest income:
  Trust fees                                              999           774
  Service charges on deposit accounts                     783           739
  Other                                                   602           735
        Total non-interest income                       2,384         2,248

Non-interest expense:
  Salaries and employee benefits                        4,474         4,300
  Net occupancy expense                                   862           816
  Equipment expense                                       435           446
  ORE expense                                             524           321
  FDIC insurance expense                                  551           642
  Other                                                 2,043         1,869
        Total non-interest expense                      8,889         8,394
Income before income taxes                              2,270         2,836
Income taxes                                              567           945

NET INCOME                                           $  1,703      $  1,891

Average shares outstanding                              4,067         3,379

Per share amounts:
  Earnings per share                                    $ .42         $ .56

  Cash dividends declared                               $ .08         $ .00

See notes to consolidated financial statements.

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                      Quarters Ended March 31,
                                                        1994           1993
                                                          (In thousands)
Operating Activities:
  Net Income                                         $  1,703       $  1,891
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Provision for possible loan losses                      400          1,500
  Depreciation, amortization and accretion                657            (27)
  Net change in interest receivable and payable           290            110
  Net gain on sales of mortgages                          (53)          (235)
  Losses on other real estate, net                         70            157
  Other, net                                              477          2,068

    Net cash provided by operating activities           3,544          5,464

Investing Activities:
  Maturities of securities held-to-maturity            25,832         68,756
  Purchases of securities held-to-maturity            (29,625)       (68,226)
  Proceeds from sales of mortgages                      7,431          8,711
  Proceeds from sales of other real estate              1,234          1,216
  Net cash from loans                                   4,015         11,622
  Purchases of premises and equipment                    (253)          (460)

    Net cash provided by investing activities           8,634         21,619

Financing Activities:
  Net decrease in demand deposits,
    NOW accounts, and savings accounts                 (8,713)       (18,513)
  Net decrease in certificates
    of deposit                                         (4,735)        (7,400)
  Net increase (decrease) in short-term borrowings      5,130         (4,141)
  Cash dividends paid                                    (326)
    Net cash used by financing activities              (8,644)       (30,054)

Increase (decrease) in cash and cash equivalents        3,534         (2,971)

Cash and cash equivalents at January 1                165,999        126,584

Cash and cash equivalents at March 31                $169,533       $123,613

Income tax refund received                           $  -0-         $    400

Interest paid                                        $  4,816       $  5,763

See notes to consolidated financial statements.

BANK OF NEW HAMPSHIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The accompanying unaudited interim consolidated financial statements of Bank of New Hampshire Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles. The balance sheet at December 31, 1993 is from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Management, all adjustments, consisting only of normal recurring adjustments, necessary to present a fair presentation of the information contained herein have been made. Results for the quarter ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. The accounting policies followed by the Company are set forth below and in Note A to the consolidated financial statements in the 1993 Annual Report on Form 10-K (Exhibit 1) and should be read in conjunction with the information contained herein.

Note 2. Accounting Changes - In May 1993, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the new rules for investments held as of or acquired on or after January 1, 1994. Accordingly, prior period financial statements have not been restated to reflect the change in accounting principle.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are reported at amortized cost. Debt securities not classified as held-to-maturity, if any, and equity securities are classified as available-for-sale. The Company has no trading securities. Available-for-sale securities are reported at estimated fair value, with the unrealized gains and losses, net of tax, reported in shareholders' equity. The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which presents new rules that require accrual accounting for postemployment benefits, such as salary continuation benefits, supplemental unemployment benefits, severance benefits and disability-related benefits, instead of recognizing an expense for those benefits when paid. The Company adopted the new rules as of January 1, 1994. There was no cumulative effect on net income from adopting the new rules as of January 1, 1994.

Note 3. New Accounting Standard - In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement will, in connection with recent regulatory guidance, allow the Company to classify its in-substance foreclosures as loans and disclose them as impaired loans. SFAS 114 will require the Company to identify impaired loans and generally value them at the lower of either the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS 114 is effective in 1995, with adoption required as of the beginning of the year, although earlier adoption is allowed. The effect of adopting the new rules in 1995 is not expected to have a significant effect on the Company's financial position or results of operations.

Note 4. Investments - There was no cumulative effect on net income from adopting SFAS 115 as of January 1, 1994. The opening balance of shareholders' equity was increased by $85,000 (net of $44,000 in deferred income taxes) to reflect the net unrealized gains on marketable equity securities classified as available-for-sale and previously carried at cost. The following is a summary of held-to-maturity debt securities and available-for-sale equity securities at March 31, 1994, in thousands.

                                           Held-to-Maturity
                                           Debt Securities
                                                     Estimated
                                       Amortized       Fair
                                         Cost          Value
U.S. Treasury and other
  U.S. Government agencies             $255,077       $254,565
State and municipal                       3,217          3,217
Other                                       472            575
                                       $258,766       $258,357

                                  Available-for-Sale Equity Securities
                                          Gross        Gross        Estimated
                                        Unrealized   Unrealized        Fair
                              Cost        Gains        Losses         Value
Equity securities            $  3,211   $    147      $    (18)     $  3,340

During the quarters ended March 31, 1994 and 1993, there were no sales of securities. The Company has no trading assets. The approximate market value of securities was $261.7 million and $258.6 million as of March 31, 1994 and December 31, 1993, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net Income

For the first quarter of 1994, the Company recorded net income of $1.7 million, or $.42 per share, compared to net income of $1.9 million, or $.56 per share, for the first quarter of 1993. The Company issued 690,000 shares of common stock on September 30, 1993 which had a dilutive effect of $.09 on 1994 first quarter earnings per share. The principal reason for the decrease in net income for the first quarter of 1994 compared to the same period in 1993 was the decrease in net interest income of $1.3 million. This decrease was offset somewhat by a $400,000 provision for possible loan losses recorded during the 1994 first quarter compared to a $1.5 million provision recorded during the first quarter of 1993, a decrease of $1.1 million.

The net interest margin declined by 72 basis points from 5.01% in the first quarter of 1993 to 4.29% in the first quarter of 1994. Management anticipates an increasing net interest margin for the remainder of 1994 due to the recent inceases in both short-term and long-term interest rates. The Company's investment portfolio yield will increase as investment securities rollover into higher yielding instruments. In addition, Management anticipates that projected loan growth will increase the net interest margin.

Regulatory Matters and Capitalization

During 1992, the Bank entered into a Memorandum of Understanding (the "MOU") and a Capital Directive (the "Capital Directive") with the FDIC and the State of New Hampshire Banking Department. The MOU and the Capital Directive require, among other things, the attainment by the Bank of certain minimum capital levels established under applicable regulations, as well as a leverage ratio of 6.00% on or before June 30, 1994, which exceeds the minimum to which the Bank would otherwise be subject under applicable regulations. As of March 31, 1994, the Bank had already exceeded the required June 30, 1994 leverage ratio of 6.00% by forty-six basis points. Additionally, the Company believes the Bank is currently in compliance with the other provisions of the MOU.

The following Table presents the consolidated capital ratios of the Company at March 31, 1994 and December 31, 1993.

                                    Regulatory      March 31,     December 31,
                                      Minimum         1994            1993
Regulatory Capital Ratios:

  Leverage ratio                      3.00%(1)        7.14%           6.78%
  Tier 1 risk-based ratio             4.00           14.87           14.31
  Total risk-based ratio              8.00           16.14           15.59

The following Table presents the capital ratios of the Bank at March 31, 1994 and December 31, 1993.

                                    Regulatory      March 31,     December 31,
                                      Minimum         1994            1993
Regulatory Capital Ratios:

  Leverage ratio                      3.00%(1)        6.46%           6.09%
  Tier 1 risk-based ratio             4.00           13.48           12.88
  Total risk-based ratio              8.00           14.75           14.16


(1) Under current regulations, all except the most highly rated institutions are expected to exceed the minimum regulatory ratio by 100 to 200 basis points or more.


Dividend Policy and Dividends

The Company's future dividend policy for its common stock will continue to be reviewed quarterly by the Board of Directors. The long-term capacity of the Company to pay dividends is conditioned upon the receipt of upstreamed dividends from the Bank, which capacity is subject to federal and state regulation. The regulators have indicated that, provided the Bank maintains a leverage ratio of at least 6.00%, the Bank will have the capacity to upstream dividends to the Company out of current earnings on a quarterly basis in amounts determined in accordance with the current rules and regulations, subject to approval by the Bank's independent Board of Directors. However, the Regulators may prohibit banks and bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice.

On February 23, 1994, the Company's Board of Directors declared a quarterly dividend of eight cents per share payable on March 15, 1994, to shareholders of record at March 7, 1994. Such dividends totalled approximately $326,000 and did not require upstreaming of Bank earnings, in the form of a dividend, to the Company.

FINANCIAL CONDITION

Loans

As shown in the following Table, total loans at March 31, 1994 were $513.3 million, a decrease of $11.5 million from the 1993 year-end balance of $524.8 million. The decrease was primarily due to principal reductions, a decrease in customer demand for new loans and, to a lesser extent, due to reclassification to other real estate ($988,000) and loan losses ($1.6 million). At March 31, 1994, residential real estate loans totalled $273.0 million, or 53%, of the portfolio balance and included $257.9 million of loans secured by 1 to 4 family residential properties. Sales of residential mortgages amounted to $7.4 million and $8.5 million during the first quarter of 1994 and 1993, respectively. The Company has no foreign loans or energy loans, and agricultural loans totalled only $14,000 at March 31, 1994.

                                             March 31,     December 31,
                                               1994            1993
                                                  (In thousands)
Loan portfolio by category

Commercial, financial and agricultural       $ 53,569       $ 55,430
Real estate - commercial                      132,472        133,837
Real estate - construction                      3,347          3,019
Real estate - residential                     272,957        285,582
Installment                                    50,914         46,975
   Total loans                               $513,259       $524,843

A significant amount of the Company's commercial real estate loans have been made to owner occupied businesses. Even though these loans are collateralized by real estate, the primary repayment source for each such loan is the cash flow generated by the related business. Additionally, it should be noted that the diversification of the commercial real estate loan portfolio and the magnitude of the potential loss exposure are such that a material adverse impact on future operations of the Company is unlikely. See "Nonperforming Assets," "Net Interest Income," and "Non-Interest Income."

The Company had no mortgage loans held-for-sale at March 31, 1994 and $2.0 million at December 31, 1993. During 1993, Management implemented a plan to reduce the residential mortgage portfolio by selling qualified fixed rate loans in the secondary market, to the extent necessary to adjust the loan portfolio mix to desired levels. Management determined that, as of March 31, 1994, residential mortgages were at the prescribed level.

Nonperforming Assets

The following Table provides information with respect to the Comany's past due, restructured and nonaccrual loans and the components of nonperforming assets for the periods indicated.

                                          March 31,      December 31,
                                            1994             1993
                                             (Dollars in thousands)
Loans 90 days or more past due and
  still accruing interest                 $ 4,144          $ 2,006
Loans whose terms are restructured            602            1,012
Nonaccrual loans                           13,435           13,039
    Total nonperforming loans              18,181           16,057
Other real estate (ORE)                    12,888           13,393
    Total nonperforming assets            $31,069          $29,450

Nonperforming loans as a percent
  of total loans                             3.5%             3.1%
Nonperforming assets as a percent
  of total loans plus ORE                    5.9%             5.5%

At March 31, 1994, loans 90 days past due and still accruing interest were $4.1 million compared to $2.0 million at December 31, 1993, a $2.1 million increase. This increase is due primarily to one well secured commercial real estate loan wherein risk of loss of principal and accrued interest is considered unlikely. Loans 90 days past due and still accruing interest at March 31, 1994 included loans secured by real estate which totalled $3.5 million, commercial and industrial loans which totalled $400,000 and personal installment debt of $258,000.

At March 31, 1994 and December 31, 1993, the nonaccrual loan balance of $13.4 million and $13.0 million, respectively, represented $3.3 million and $2.2 million in commercial loans, $10.1 million and $10.8 million in real estate loans, and $41,000 and $37,000 in installment loans. Management will continue to monitor the placement of past due loans in nonaccrual status and will provide for possible loan losses as deemed necessary.

The ORE balance at March 31, 1994 of $12.9 million consists of $9.6 million in properties actually foreclosed on with the remaining $3.3 million representing "in-substance" foreclosures ("ISF"). The ORE balance consists of $6.5 million of commercial properties, $4.3 million of residential properties, and $2.1 million of sub-divided lots and undeveloped land.

Although restructured loans have not been material, amounting to $602,000 as of March 31, 1994, Management has encouraged restructurings when the restructuring is likely to result in a paying credit for the remainder of the restructured term.

The following Table summarizes the real estate operations of property held for sale for the quarters ended March 31, 1994 and 1993.

                                         1994         1993
                                           (In thousands)
Balance, January 1                      $13,743      $16,424
Additions during the period                 988        2,616
ORE losses                                  (42)        (611)
ORE sales                                (1,284)      (1,292)
Other, net                                 (189)        (544)
                                         13,216       16,593
Allowance for possible ORE losses          (328)         (39)
Balance, March 31                       $12,888      $16,554

An analysis of the changes in the allowance for possible ORE losses for the quarters ended March 31, 1994 and 1993 is as follows:

                                         1994         1993
                                           (In thousands)
Balance, January 1                      $   350      $   568
ORE losses                                  (22)        (529)
Balance, March 31                       $   328      $    39

The following Table summarizes the components of ORE expense for the quarters ended March 31, 1994, and 1993:

                                         1994         1993
                                           (In thousands)
Valuation adjustments:
  ORE losses                            $    20      $    82
  Net loss on ORE sales                      50           75
                                             70          157
General carrying costs                      454          164
ORE expense                             $   524      $   321

General carrying costs include legal fees, real estate taxes, maintenance, appraisals, insurance and miscellaneous other costs. See "Non-Interest Expense."

Gross gains and losses for the quarters ended March 31, 1994 and 1993 were as follows:

                                         1994         1993
                                           (In thousands)
Gross gains on ORE sales                $   (36)     $   (59)
Gross losses on ORE sales                    86          134
Net loss on ORE sales                   $    50      $    75

Allowance for Possible Loan Losses ("APLL")

The APLL is available for future loan losses. The APLL totalled $13.6 million at March 31, 1994, $1.0 million less than the 1993 year-end balance. The ratio of the APLL to total loans was 2.65% at March 31, 1994, compared to the 1993 year-end ratio of 2.78%. The APLL as a percent of total nonperforming assets was 44% at March 31, 1994 and 43% at March 31, 1993. The APLL as a percent of nonaccrual and nonperforming loans was 101% and 75% and 97% and 78%, respectively, at March 31, 1994 and 1993, respectively. Management believes the APLL is adequate as of March 31, 1994.

An analysis of the APLL for the quarters ended March 31, 1994 and 1993 is as follows:

                                         1994         1993
                                           (In thousands)
Balance, January 1                      $14,581      $16,619
  Provision for possible loan losses        400        1,500
  Loan losses:
    Commercial, financial and
      agricultural                         (401)        (118)
    Real estate - commercial               (142)        (404)
    Real estate - residential              (993)      (1,097)
    Installment                            (112)        (444)
        Total loan losses                (1,648)      (2,063)
  Recoveries:
    Commercial, financial and
      agricultural                          160           64
    Real estate - commercial                  6           60
    Real estate - construction               14
    Real estate - residential                15           15
    Installment                              84           68
        Total recoveries                    279          207
    Net loan losses                      (1,369)      (1,856)
Balance, March 31                       $13,612      $16,263

Securities

Securities totalled $262.1 million at March 31, 1994 and $258.4 million at December 31, 1993. The portfolio consists principally of U.S. Treasury instruments and high-grade municipal obligations with an overall average maturity of thirteen months. Federal funds sold and securities purchased under agreements to resell totalled $118.0 million at March 31, 1994, compared to $105.0 million at year-end 1993, reflecting additional liquidity in the Bank's balance sheet.

Held-to-maturity debt securities totalled $258.8 million in carrying value at March 31, 1994, compared to an estimated fair value of $258.4 million resulting in a net unrealized loss of $409,000. Equity securities classified as available-for-sale had an estimated fair market value of $3.3 million on March 31, 1994, including an unrealized gain of $129,000.

Deposits

Deposits of $851.9 million at March 31, 1994 decreased $13.4 million from $865.3 million at December 31, 1993. Interest bearing deposit balances at March 31, 1994 totalled $721.7 million compared to $716.6 million at year-end 1993, an increase of $5.1 million. The increase occurred primarily in money market accounts ($7.0 million) and savings deposits ($6.6 million) and was offset somewhat by decreases in NOW accounts ($3.7 million) and certificates of deposit ($4.7 million). Demand deposits decreased by $18.6 million, or 13%, through March 31, 1994 compared to the 1993 year-end balance of $148.8 million. This decrease is attributable to normal seasonal fluctuation.

The following Table presents the various types of deposit balances at March 31, 1994 and at December 31, 1993.

                                        March 31,       December 31,
                                          1994              1993
                                              (In thousands)
Demand deposits                        $130,141          $148,784
NOW accounts                            135,144           138,822
Savings deposits                        303,812           297,205
Money market accounts                    61,348            54,347
Time deposits of $100,000 or more        11,040            11,641
Other time deposits                     210,402           214,536
    Total deposits                     $851,887          $865,335

RESULTS OF OPERATIONS

Net Interest Income

This discussion of net interest income should be read in conjunction with the Tables on pages 17 through 20. All interest income, yields, rates, interest rate spreads and net interest margins which follow in this discussion are stated on a fully taxable equivalent ("FTE") basis using a tax rate of 34%.

First quarter net interest income decreased from $10.5 million in 1993 to $9.2 million in 1994. This decrease of $1.3 million is the result of lower average balances in the loan portfolio and lower rates earned, in general, on interest earning assets. The interest rate spread for the 1994 and 1993 first quarters was 3.88% and 4.63%, respectively. The net interest margin was 4.29% and 5.01% for the 1994 and 1993 compared quarters, respectively.

Average interest earning assets totalled $871.3 million for the first quarter of 1994, an increase of $17.8 million compared to the 1993 first quarter. Average loans, however, totalled $519.6 million for the first quarter of 1994, a decrease of $92.0 million compared to the 1993 first quarter. The increase in average interest earning assets consists primarily of $71.9 million in taxable investment securities and $38.0 million in federal funds sold and securities purchased under agreements to resell, offset by the decrease in average loans of $92.0 million. The yield on average interest earning assets for the first quarter of 1994 equalled 6.65%, a decrease of 112 basis points from the 1993 first quarter yield of 7.77%. The decrease in yield was offset somewhat by lower interest rates paid on deposits and borrowings in the first quarter of 1994 compared to 1993. Rates paid on deposits and borrowings decreased from 3.14% in the 1993 first quarter to 2.77% in the comparable 1994 period. Average interest bearing liabilities totalled $742.7 million for the 1994 first quarter, a decrease of $7.9 million from the 1993 first quarter total.

Provision for Possible Loan Losses

The amount of the provision for possible loan losses is recommended by Management and is then reviewed and approved quarterly by the Board of Directors of the Company based on its assessment of the size, composition and quality of the loan portfolio and the adequacy of the APLL in relation to the risks within the loan portfolio.

The provision for possible loan losses for the first quarter of 1994 was $400,000 compared to $1.5 million during the first quarter of 1993. Net loans charged off for the quarter ended March 31, 1994 and 1993 were $1.4 million and $1.9 million, respectively. In connection with determining the appropriate amount of the provision for possible loan losses for any period, Management evaluates the current financial condition of specific borrowers, the general economic climate, loan portfolio composition, concentration of credits, loan loss history, adequacy of collateral, the trends and amounts of nonaccrual and past due loans and estimation of future potential losses and the level of the Company's APLL. Management will continue to utilize the aforementioned criteria to monitor and analyze loan quality in future periods and will provide for possible loan losses accordingly.

Non-Interest Income

Non-interest income increased $136,000 for the first quarter of 1994 over last year's total of $2.3 million. The increase was primarily due to higher trust fees ($225,000) and higher service charges on deposit accounts ($44,000). Other non-interest income decreased by $133,000 primarily due to lower net gains on mortgage sales of $182,000 which was somewhat offset by higher miscellaneous other income.

Non-Interest Expense

Non-interest expense increased $495,000 for the first quarter of 1994 compared with last year's total for the comparable period of $8.4 million. Salaries and employee benefits increased $174,000, or approximately 4%. Occupancy and equipment costs remained level at $1.3 million for both the first quarter of 1994 and 1993. ORE expense increased by $203,000 compared to the prior year first quarter total of $321,000. The 1994 and 1993 first quarter ORE expense consists of general carrying costs of $454,000 and $164,000, respectively, and further write-downs to fair value for various properties of $20,000 and $82,000, respectively. Write-downs charged to the allowance for possible ORE losses in the 1994 first quarter totalled $22,000. Write-downs charged to the allowance for possible ORE losses during the first quarter of 1993 totalled $529,000. There were no provisions for ORE losses in the first quarter of 1994 or 1993. FDIC insurance expense decreased by $91,000 for the first quarter and reflects a decreased premium rate charged on applicable deposits. Other non-interest expense increased by $174,000 due to higher legal and professional fees ($104,000), real estate appraisal expenses ($43,000), and other miscellaneous expenses.

Income Tax Expense

Income taxes for the first quarter of 1994 and 1993 totalled $567,000 and $945,000, respectively on 1994 pre-tax income of $2.3 million and 1993 pre-tax income of $2.8 million. The effective tax rate was 25% and 33% for the quarters ended March 31, 1994 and 1993, respectively. The SFAS 109 valuation allowance which totalled $198,000 at December 31, 1993, was reversed during the 1994 first quarter resulting in a reduction in income tax expense.

AVERAGE BALANCES AND RATES -
FULLY TAXABLE EQUIVALENT BASIS
QUARTERLY SUMMARY

                                                          1994
                                                   1st Quarter
(In thousands)                                     Avg Balance    Rate
ASSETS
Interest earning assets:
  Loans (1)                                         $519,566      8.67%
  Taxable securities                                 255,100      3.81
  Non-taxable securities                               2,168      6.55
  Federal funds sold and securities
    purchased under agreements to resell              94,487      3.19
Total interest earning assets                        871,321      6.65
Non-interest earning assets:
  Cash and due from banks                             55,377
  Premises and equipment, net                         11,201
  Other assets                                        28,866
  Less allowance for possible loan losses             14,694
Total assets                                        $952,071

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits                                  $485,317      2.23
  Certificates of deposit of $100,000
    or more                                           11,517      3.70
  Other time deposits                                212,233      4.11
  Federal funds purchased and securities
    sold under agreements to repurchase               30,886      1.79
  Other borrowed funds                                 2,785      2.77
Total interest bearing liabilities                   742,738      2.77
Non-interest bearing liabilities:
  Demand deposits                                    131,659
  Other liabilities                                    8,801
Total liabilities                                    883,198
Shareholders' equity                                  68,873
Total liabilities and shareholders' equity          $952,071
Interest rate spread                                              3.88%
Net interest margin                                               4.29%

(1) For the calculation of rates earned on loans, nonaccrual and restructured loans are included in the average balance.

AVERAGE BALANCES AND RATES -
FULLY TAXABLE EQUIVALENT BASIS
QUARTERLY SUMMARY

                                                                                     1993
                                          4th Quarter            3rd Quarter            2nd Quarter         1st Quarter
(In thousands)                            Avg Balance   Rate     Avg Balance   Rate     Avg Balance  Rate   Avg Balance  Rate
ASSETS
Interest earning assets:
  Loans (1)                               $533,943      8.94%    $558,295      8.91%    $590,420     9.06%  $611,586     9.21%
 Taxable securities                        258,372      3.80      210,472      3.94      179,314     4.18    183,227     4.42
  Non-taxable securities                     2,492      6.53        2,566      6.65        2,569     6.87      2,227     7.65
  Federal funds sold and securities
    purchased under agreements to resell   102,127      3.04       98,903      3.05       79,753     3.01     56,495     3.07
Total interest earning assets              896,934      6.78      870,236      7.03      852,056     7.46    853,535     7.77
Non-interest earning assets:
  Cash and due from banks                   58,889                 58,408                 56,846              52,926
  Premises and equipment, net               11,434                 11,668                 11,808              11,415
  Other assets                              29,587                 32,066                 32,065              34,061
  Less allowance for possible loan losses   15,467                 15,780                 15,750              16,802

Total assets                              $981,377               $956,598               $937,025            $935,135

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits                        $491,194      2.34     $484,113      2.59     $476,539     2.61   $474,238     2.61

Certificates of deposit of $100,000
    or more                                 13,209      3.57       13,087      3.58       12,939     3.63     12,348     3.71
  Other time deposits                      217,522      4.11      220,628      4.19      222,918     4.25    227,320     4.37
  Federal funds purchased and securities
    sold under agreements to repurchase     40,474      1.88       37,705      2.10       30,692     2.08     32,854     2.10
  Other borrowed funds                       2,494      3.18        3,727      2.34        4,002     2.10      3,891     2.19
Total interest bearing liabilities         764,893      2.84      759,260      3.04      747,090     3.09    750,651     3.14
Non-interest bearing liabilities:
  Demand deposits                          140,672                133,762                127,427             123,478
  Other liabilities                          8,298                  8,914                  9,451               9,466
Total liabilities                          913,863                901,936                883,968              883,595
Shareholders' equity                        67,514                 54,662                 53,057               51,540
Total liabilities and shareholders'
  equity                                  $981,377               $956,598               $937,025             $935,135
Interest rate spread                                    3.94%                  3.99%                 4.37%               4.63%
Net interest margin                                     4.36%                  4.38%                 4.75%               5.01%

(1) For the calculation of rates earned on loans, nonaccrual and restructured loans are included in the average balance.

NONPERFORMING ASSETS
QUARTERLY SUMMARY

                                      1994                                 1993
                                      First           Fourth        Third       Second        First
(In thousands)                       Quarter          Quarter      Quarter      Quarter      Quarter
90 days or more past due
  and still accruing                 $ 4,144          $ 2,006      $ 2,768      $ 2,609      $ 2,589

Restructured                             602            1,012          963        1,505        1,576

Nonaccrual                            13,435           13,039       15,004       15,030       16,796

    Total nonperforming loans         18,181           16,057       18,735       19,144       20,961

Other real estate                     12,888           13,393       14,149       16,982       16,554

    Total nonperforming assets       $31,069          $29,450      $32,884      $36,126      $37,515

Nonperforming loans as a
  percent of total loans               3.54%            3.06%        3.43%        3.33%        3.48%

Nonperforming assets as a
  percent of total loans               6.05%            5.61%        6.01%        6.28%        6.23%

Allowance for possible loan
  losses as a percent of
  nonperforming assets                   44%              50%          45%          42%          43%

QUARTERLY INCOME SUMMARY -
FULLY TAXABLE EQUIVALENT BASIS
(In thousands, except per share data)

                                      1994                                 1993
                                      First           Fourth        Third       Second        First
                                     Quarter          Quarter      Quarter      Quarter      Quarter
Interest income                      $14,286          $15,329      $15,429      $15,846      $16,347
Interest expense                       5,078            5,477        5,827        5,754        5,812

Net interest income                    9,208            9,852        9,602       10,092       10,535
Less tax equivalent adjustment            33               59           61           59           53
Provision for possible loan
  losses                                 400              250        1,050        1,400        1,500
Non-interest income                    2,384            2,471        2,384        2,721        2,248
Non-interest expense                   8,889            9,592        8,862        9,095        8,394

Income before income taxes             2,270            2,422        2,013        2,259        2,836
Income taxes                             567              785          661          747          945

Net income                           $ 1,703          $ 1,637      $ 1,352      $ 1,512      $ 1,891

Earnings per share                   $   .42          $   .40      $   .40      $   .45      $   .56

Dividends per share                  $   .08          $   .08      $   .00      $   .00      $   .00

Return on average assets (1)             .73%             .66%         .56%         .65%         .82%

Return on average equity (1)           10.03%            9.62%        9.81%       11.43%       14.88%


(1) Annualized

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         A. The 1994 Annual Meeting of Shareholders of the Company was held on April 27, 1994.

         B. The following matters were submitted to a vote of the shareholders of the Company.

            (1) To fix the number of Directors at seventeen.

                VOTES:  FOR: 3,510,219
                        AGAINST: 3,294
                        ABSTAINED: 7,815

            (2) Election of Directors.

                                            Votes         Votes
                Nominee                      For         Withheld
                Robert L. Bailey           3,517,061        4,267
                Robert P. Bass, Jr.        3,516,861        4,467
                Arthur E. Comolli          3,518,061        3,267
                Raymond G. Cote            3,517,861        3,467
                Sidney Thurber Cox         3,517,561        3,767
                Raymond J. Creteau         3,520,828          500
                Robert B. Field, Jr.       3,521,328          -
                Morton E. Goulder          3,517,461        3,867
                Philip deG. Labombarde     3,516,661        4,667
                Floyd A. Lamb              3,516,761        4,567
                Daniel R.W. Murdock        3,517,261        4,067
                Constance T. Prudden       3,517,461        3,867
                Joseph G. Sakey            3,518,261        3,067
                Paul R. Shea               3,516,961        4,367
                Davis P. Thurber           3,518,331        2,997
                George R. Walker; and      3,514,961        6,367
                Richard S. West            3,521,328          -
                All Nominees               3,463,760        2,967

            (3) Re-engagement of Independent Auditors.

                VOTES:  FOR: 3,505,801
                        AGAINST: 8,683
                        ABSTAINED: 6,844

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:  None

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended March 31, 1994.



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned thereunto duly authorized.



                                 BANK OF NEW HAMPSHIRE CORPORATION



Date:  April 28, 1994
                                 Davis P. Thurber, Chairman of the Board of
                                 Directors and President
                                 (Principal Executive Officer)



Date:  April 28, 1994
                                 Gregory D. Landroche, Senior Vice President/
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)