Form 10-K
period 1993-12-31
BANK OF NEW HAMPSHIRE CORP
filed 1994-05-04
CIK 313857

                           FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1993

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0-9517

                BANK OF NEW HAMPSHIRE CORPORATION
     (Exact name of Registrant as specified in its charter)

       NEW HAMPSHIRE                                         02-0346918
(State or other jurisdition of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

300 FRANKLIN STREET, MANCHESTER, NEW HAMPSHIRE                 03101
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (603) 624-6600

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

  Common Stock, no par, with a stated value of $2.50 per share
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports re-

quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The Exhibit Index is on page 33 of this Form 10-K.

The aggregate market value of the shares of common stock held by nonaffiliates of the registrant was $59,539,669, based upon the reported closing price per share on March 11, 1994 of $17.25. The Registrant, solely for the purpose of this required presentation, has deemed the Rule 13 d-5(b)(1) Group, (Thurber Family, so called,) to be affiliates, and deducted from its outstanding shares in determining the aggregate market value, their beneficial holdings of 615,368 shares or $10,615,098.

Number of Shares Outstanding at March 11, 1994 - 4,066,943 shares



DOCUMENTS INCORPORATED BY REFERENCE


   Sections of the Registrant's 1993       Part I, Items 1 and 2
   Annual Report to Stockholders           Part II, Items 5, 6, 7, and 8;
                                           and Part IV, Item 14

   Sections of the Registrant's            Part III, Items 10, 11, 12 and
   Proxy Statement, 1994 Annual Meeting    13
   of Stockholders

                              INDEX


Name of Item                                                          Page

                             PART I

ITEM 1.    BUSINESS                                                      4
             Table of Contents of Statistical Information               14
ITEM 2.    PROPERTIES                                                   28
ITEM 3.    LEGAL PROCEEDINGS                                            28
ITEM 3A.   EXECUTIVE OFFICERS OF THE COMPANY                            28
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          30


                             PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                        30
ITEM 6.    SELECTED FINANCIAL DATA                                      30
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                        30
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  31
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                          31


                            PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY              31
ITEM 11.   EXECUTIVE COMPENSATION                                       32
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                                             32
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               32


                             PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K                                                32



                           SIGNATURES

SIGNATURES                                                              35

                             PART I


ITEM 1.  BUSINESS

THE COMPANY

Bank of New Hampshire Corporation (the "Company") is a registered bank holding company incorporated in 1979 under the laws of the State of New Hampshire. The Company is a member of the Federal Reserve System and transacts its business through its only subsidiary, Bank of New Hampshire (the "Bank"), a state-chartered, Federal Reserve non-member, commercial bank organized under the laws of the State, headquartered, along with the executive offices of the Company, at 300 Franklin Street, Manchester, New Hampshire 03105 (telephone 603-624-6600).

The Company assumed its present structure on September 30, 1991, with the merger of its five separate subsidiary banks into the Bank. The Company conducts its business through twenty-eight offices of the Bank located throughout the southern, central, seacoast, and lakes regions of New Hampshire, which areas contain approximately 80% of the State's population, and employs approximately 570 employees.

BUSINESS OF THE COMPANY

The Bank is a full service commercial bank engaged in providing a wide variety of financial services to New Hampshire individuals, businesses and governments, including commercial and real estate lending, retail banking, consumer finance, mortgage origination, sales and servicing, cash management, and trust and investment services. Through its Trust and Investment Services Division, the Bank administers estates, personal and corporate trusts, and provides fiduciary services to individuals, businesses, and governments. The Bank also offers electronic banking services through a network of twenty-four ATMs. The Bank maintains a centralized data processing facility at its Data Services Center located in Manchester, New Hampshire.

The Company, from time to time, may investigate possible future acquisitions of deposits and banking assets which could strengthen the Company and enhance market coverage within New Hampshire. No agreements presently exist regarding possible future acquisitions. The Company, primarily, provides management resources to the Bank.

Activities in which the Company and the Bank are presently engaged or which they may undertake in the future are subject to certain statutory and regula-

tory restrictions. Banks and bank holding companies are extensively regulated under both federal and state law. There are various legal limitations upon the extent to which the Bank can finance or otherwise supply funds to the Company. In addition, there are certain regulatory limitations on the payment of dividends by the Company and by the Bank. See "REGULATORY MATTERS," "DIVIDENDS AND DIVIDEND POLICY," and "SUPERVISION AND REGULATION," on pages 5 and 7 of this Report.

COMPETITION

The business of the Bank is extremely competitive. In addition to competing actively with other commercial banks in their market area for deposits and loans, the Bank competes with larger commercial banks located outside of New Hampshire. The Bank also competes with other financial institutions, including mutual and stock savings banks, savings and loan associations, finance companies and credit unions in addition to non-banking institutions including insurance companies and other financial services organizations. Competition among financial institutions is based upon product pricing, customer service, convenience of banking locations and a variety of other factors. At December 31, 1993, the Bank's deposits totalled $865 million which represents approximately 6% of the total time, savings and demand deposits of all banks, national banks, federal and state savings banks and state co-operatives and savings and loan's based in the State of New Hampshire.

REGULATORY MATTERS

During 1992, the Bank entered into a Memorandum of Understanding (the "MOU") and a Capital Directive (the "Capital Directive") with the Federal Deposit Insurance Corporation ("the FDIC") and the State of New Hampshire Banking Department. The MOU and the Capital Directive require, among other things, the attainment of increased capital ratios on an incremental basis, through and by, June 30, 1994. As of December 31, 1993, the Bank's capital ratios already exceed the minimum levels required on June 30, 1994 under the MOU and the Capital Directive. See "DIVIDENDS AND DIVIDEND POLICY."

CAPITAL

Information concerning the Company and the Bank with respect to capital is set forth in Management's Financial Review - "Capitalization" and "Capital Resources", contained in the Company's 1993 Annual Report to Stockholders on pages 12 and 24, respectively, filed as Exhibit 1, which is incorporated herein by reference. See "DIVIDENDS AND DIVIDEND POLICY" and "SUPERVISION AND REGULATION" discussed on pages 5 and 7, respectively, of this Report.

DIVIDENDS AND DIVIDEND POLICY

The Company is a legal entity separate and distinct from the Bank. The Company's revenues (on a Parent Company only basis) result, in part, from dividends paid to the Company by the Bank. The Bank did not pay dividends to the Company in either 1993 or 1992. The right of the Company, and consequently the right of creditors and stockholders of the Company, to participate in any distribution of the assets or earnings of the Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors), except to the extent that claims of the Company in its capacity as a creditor may be recognized.

The Company's dividend policy with respect to its common stock is reviewed quarterly. Prior to 1991, the Company paid quarterly cash dividends on its common stock. However, commencing with the first quarter of 1991 and continuing through the third quarter of 1993, the Company's Board of Directors (the "Board") consistently voted, on a quarterly basis, not to declare a dividend. Such votes acknowledged (i) the need for a continued conservative approach in utilization of the Company's capital, (ii) regulatory restrictions on the Bank's capital and the resultant limited capacity of the Company to pay dividends without the benefit of upstreamed dividends from the Bank, and (iv) actions taken by the regulators at other financial institutions to restrict or otherwise direct the discontinuance of dividend payments to stockholders.

On November 17, 1993, the Board declared a quarterly dividend of eight cents per share payable December 15, 1993, to stockholders of record at December 1, 1993. Such dividends totalled approximately $325,000 and did not require upstreaming of Bank earnings, in the form of a dividend, to the Company.

The Board voted to declare a quarterly dividend after giving consideration to the following events - eight consecutive quarters of reported net income totalling $10.7 million; the previously mentioned sale of common stock on September 30, 1993, which generated $11.6 million in net proceeds for the Company and a $7.5 million contribution from the Company to the capital of the Bank. Consideration was also given to the fact that the federal and state regulators (the "Regulators") granted prior approval of the dividend. The Regulators have indicated that, provided the Bank maintains a leverage ratio of at least 6.00%, the Bank will have the capacity to upstream dividends to the Company out of current earnings on a quarterly basis in amounts determined in accordance with the current rules and regulations, subject to approval by the Bank's independent Board of Directors. Additionally, in accordance with the requirements of the Regulators, common stock dividend declarations and payments by the Company require prior notice to and approval of the Federal Reserve Bank of Boston and dividend declara-

tions and payments by the Bank require prior approval of the State and FDIC. Any dividend declaration by the Company or the Bank must consider factors such as the amount of current period earnings, capital adequacy and other factors. However, the Regulators have the authority to prohibit the Bank and the Company from paying dividends at any time if they deem such payment to be an unsafe or unsound practice.

SUPERVISION AND REGULATION

Bank holding companies and banks are subject to extensive supervision, regulation and examination by various bank regulatory authorities and other agencies of Federal and State governments. The supervision, regulation and examinations to which the Company and the Bank are subject are often intended by the regulators primarily for the protection of depositors or are aimed at carrying out broad public policy goals rather than for the protection of security holders.

Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Company and the Bank are subject are noted below along with certain current regulatory matters concerning the Company and the Bank. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company.

BANK HOLDING COMPANY REGULATION

The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA") and is subject to supervision by the Board of Governors of the Federal Reserve ("FRB"). The Company is required to file an annual report and certain other information with the Federal Reserve Bank of Boston ("FRBB"). The FRBB also makes examinations of the Company. Under regulations issued under the BHCA and other provisions, a bank holding company may be required to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the FRB, pursuant to such regulations, may initiate efforts to require the Company to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity, even in situations where the Company would be adversely affected by the provision of such capital funds.

The Company, currently a "one" bank holding company, may also in the future, under certain circumstances discussed below, be regulated under the provisions of the New Hampshire Bank Holding Company Act (the "NH BHCA").

Acquisitions by Bank Holding Companies

The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank, or merging or consolidating with another bank holding company, without prior approval of the FRB. Similar restrictions apply to acquisition of control of shares of stock of the Company by other bank holding companies.

The BHCA also prohibits the Company from engaging in, or from acquiring ownership or control of, more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking activity unless such activity has been determined by the FRB to be so closely related to banking as to be a proper incident thereto. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities.

Although the Company is not presently subject to the NH BHCA as a one bank holding company, the Company may in the future again become subject to the NH BHCA if it acquires 25% or more of the voting stock of another bank. The NH BHCA prohibits bank holding companies (defined as companies owning 25% or more of the voting stock of "two or more" banks) from acquiring any voting stock of an additional bank if, after such acquisition, the bank holding company would (i) have more than twelve affiliates in New Hampshire, or (ii) if the total deposits of such bank holding company and all its affiliates in New Hampshire would exceed twenty percent of the dollar volume of total deposits, time, savings, and demand, of all banks, national banks, and federal savings and loan associations, in the State of New Hampshire. If the test in (ii) is met, the banking subsidiaries of a bank holding company may not engage in further branching activities. Under certain circumstances the State Banking Department is permitted to waive the above limits.

Control of Bank Holding Company

The Change in Bank Control Act (the "CBCA") requires notice to and approval of the FRB prior to the acquisition by any person or entity of "control" of a bank holding company. The CBCA defines "control" as the power, directly or indirectly, to vote 25% or more of any class of voting securities. The FRB has promulgated regulations pursuant to which it presumes that one has "control" of a bank holding company if one owns, controls, or holds with the power to vote 10% or more of any class of voting securities of a publicly-traded bank holding company.

New Hampshire statutes and regulations also place certain potential restrictions on acquisitions of control of New Hampshire bank holding companies. Since September 1987, interstate banking has been permitted, with certain restrictions, in New Hampshire. These restrictions, which limited such acquisitions or affiliations to New England financial institutions, were deleted from the statute effective April 13, 1990. The statute was further amended in July 1992 to allow the Board of Directors of individual banks, or bank holding companies, to adopt resolutions which, upon filing with the State Banking Department, prohibit their acquisition by an out-of-state bank. Neither the Board of Directors of the Company nor the Board of Directors of the Bank has taken action with regard to these resolutions.

Other New Hampshire legislation exists which requires full and fair disclosure and prior registration of acquiring corporations, and in the discretion of the New Hampshire Secretary of State, may require public hearings on registration compliance. The Company is excluded from this statute, so long as any takeover bid is subject to federal regulatory approval.

Capital Adequacy

The FRB has adopted risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies. Such guidelines require bank holding companies to maintain risk-based capital ratios substantially similar to those required for state banks, as described below. In addition to the risk-based capital guidelines, the FRB and the FDIC have adopted the use of the leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. Under current regulations, all except the most highly rated institutions are expected to exceed the 3% minimum regulatory ratio by 100 to 200 basis points or more.

Dividends

The FRB has issued a policy statement that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. As part of this policy, the FRB expects that if a major subsidiary bank is unable to pay dividends to a bank holding company, the bank holding company should seriously consider reducing or eliminating its dividends in order to conserve its capacity to provide capital assistance to the subsidiary bank. The policy also discourages bank holding companies with subsidiary banks which are experiencing earnings weaknesses, other serious problems, or that have inadequate capital, from paying dividends not covered by current earnings, from borrowed funds, or from unusual or nonrecurring gains. In addition, a bank holding company is prohibited under the Federal Deposit Insurance Act from paying dividends without the prior approval of the FRB if an insured bank subsidiary is deemed to be "significantly undercapitalized" (as discussed below) or is deemed to be "undercapitalized" and has failed to submit and implement a required capital restoration plan.

BANK REGULATION

Deposits in the Bank are insured by the FDIC to the extent allowed by law. The Bank is not a member of the FRB system and is a state-chartered institution; therefore, the Bank is subject to supervision and regulation by both the FDIC and the State Banking Department.

The Bank is required to maintain cash reserves against deposits and is subject to restrictions, among others, upon (i) the nature and amount of loans which it may make to a borrower, (ii) the nature and amount of securities in which it may invest, (iii) the portion of its assets which may be invested in bank premises, (iv) the geographic location of its branches, and (v) the nature and extent to which it can borrow money.

In December 1991, the Federal government enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). In general, FDICIA
(i) requires the adoption of regulations establishing minimum capital ratio requirements for insured institutions such as the Bank, (ii) establishes a system of classifications for insured institutions based on capital ratios and other factors under which federal regulatory agencies are required to take "prompt corrective action" with regard to capital and other deficiencies, and (iii) provides for the recapitalization of the FDIC's Bank Insurance Fund (the "BIF") by setting up a risk-based scheme of premium assessments of insured institutions.

Capital Adequacy

Under the FDIC's minimum capital ratio regulations, state banks are required to have a ratio of "Tier 1," or core, capital-to-total risk-weighted assets of 4.0% and a ratio of total capital-to-total risk-weighted assets of 8.0%. Except in the case of the strongest institutions, the FDIC expects state banks to substantially exceed these minimum risk-based capital ratios. As of December 31, 1993, the Bank's ratio of "Tier 1" capital-to-total risk-weighted assets was 12.88% and its ratio of total capital-to-total risk-weighted assets was 14.16%. Also under FDIC regulations, state banks are required, in most cases, to maintain a leverage ratio, or "Tier 1" capital-to-average total assets ratio, of no less than 4.0%. As of December 31, 1993, the Bank's leverage ratio was 6.09%. Under certain circumstances, the FDIC may establish higher minimum capital ratio requirements than set forth above; for example, when a bank has received special regulatory attention or has high susceptibility to interest rate risk. A bank is restricted from paying dividends it if is, or as a result of the dividend would be, considered to be undercapitalized under these minimum capital ratio requirements. Banks with capital ratios below the required minimums are also subject to certain administrative actions, including termination of deposit insurance upon notice and hearing, or temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Prompt Corrective Action

The regulations relating to "prompt corrective action" establish five classifications based on capital levels, some of which require or permit the FRB or the FDIC to take supervisory action -- "well capitalized," "adequately capitalized," "undercapitalized," "signficantly undercapitalized," and "critically undercapitalized." The classifications are determined by the ratios of the institution's "Tier 1" capital-to-total risk-weighted assets, its total capital-to-total risk-weighted assets, and its leverage ratio. To fall within the "well capitalized" category, ratios (as described above) must be at least 6.0%, 10.0%, and 5.0%, respectively. The regulations require a bank to notify the appropriate agency of material events that decrease the capital level of the bank, and to do so within 15 days. In addition, the federal banking regulators are authorized to effectively downgrade an institution to a lower capital category than the institution's capital ratios would otherwise indicate, based upon safety and soundness considerations (such as when the institution has received a less than satisfactory examination rating for any of the rating categories for asset quality, management, earnings, or liquidity).

The scope and degree of regulatory intervention is linked to the extent of the shortfall in the capital ratios of the insured institution. In the case of an insured institution which is "critically undercapitalized" (a term defined to include institutions which have a positive net worth), the federal bank regulatory authorities are generally required to appoint a conservator or receiver. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee the bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. An "undercapitalized" bank also is subject to limitations in numerous areas, including, but not limited to: capital distributions, asset growth, acquisitions, branching, new business lines and borrowings from the FRB. Under the regulations relating to brokered deposits, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept such funds only if they first obtain a waiver from the FDIC, and "undercapitalized" banks are prohibited from accepting such deposits.
In addition, banks which are not "well capitalized" (even if meeting minimum capital requirements) are subject to limits on the rates of interest they may pay on brokered and other deposits.

Based on its capital ratios as of December 31, 1993, the Bank would be deemed to be "well capitalized" under the prompt corrective action regulations. Due to the fact that the Bank is subject to the Capital Directive, however, the Bank is deemed to be "adequately capitalized" under these regulations. As such, the Bank may not accept brokered deposits without the prior waiver from the FDIC, but it is not subject to any of the above restrictions with respect to "undercapitalized" institutions.

Deposit Insurance Assessments

In order to implement the recapitalization of the BIF pursuant to FDICIA, the FDIC has established a schedule to increase the reserve ratio of the BIF to 1.25% of insured deposits by January 1, 2002, and may impose higher deposit insurance premiums on BIF members, if necessary, to achieve that ratio. Each institution is placed in one of nine risk categories using a two-step process. First, a bank will be assigned to one of three groups based on whether it is "well capitalized," "adequately capitalzied," or "undercapitalized" based on the same definitions contained in the prompt corrective action regulations discussed above. Second, a bank will be assigned to one of three subgroups based on an evaluation of the risk posed by the bank. Based on these new classifications, the FDIC has adopted an insurance premium schedule under which the healthiest banks will pay 23 cents per $100 of deposits, which is the same rate previously in effect. The rates increase incrementally to a top rate of 31 cents per $100 of deposits for the weakest banks. The Bank does not presently expect that any increased BIF insurance assessments which are reasonably foreseeable would significantly impair the Bank's overall financial condition or results of operations.

FDICIA contains numerous other provisions, including new accounting, audit and reporting requirements, the termination (beginning not later than January 1, 1995) of the "too big to fail" doctrine except in special cases, new regulatory standards in areas such as asset quality, earnings and compensation, and revised regulatory standards for, among other things, powers of state chartered banks, real estate lending, branch closures, and capital adequacy.

The full impact of FDICIA will not be completely known until the enactment by the various federal banking agencies of all the underlying regulations implementing the new legislation's provisions. However, it is anticipated that FDICIA will result in increased costs for the banking industry due to higher FDIC assessments, higher costs of compliance and recordkeeping, and more limitations on the activities of all but the most well capitalized banks.

FIRREA

The Bank may also be affected on an ongoing basis by various provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). FIRREA empowers regulatory authorities to use their "cease-and-desist" authority to require institutions to take certain affirmative actions. Such cease-and-desist orders may include restricting the growth of the institution, disposing of any loan or assets, rescinding agreements or contracts, employing qualified officers or employees or taking other actions. Regulatory agencies also have the authority to order restitution where an institution or "institution-affiliated party" (a term which does not include bank holding companies) was "unjustly enriched" or recklessly disregarded the law.

OTHER MATTERS

GOVERNMENTAL POLICIES AND ECONOMIC CONDITIONS

The earnings and business of the Company and the Bank are and will be affected by a number of external influences, including general economic conditions in New Hampshire and New England and the policies of various regulatory authorities. Important functions of the FRB, in addition to those enumerated under "SUPERVISION AND REGULATION" on page 7 of this Report, are to regulate the supply of money and of bank credit, to deal with general economic conditions within the United States and to be responsive to international economic conditions. Among the means available to the FRB to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.From time to time, the FRB has taken specific steps to control domestic inflation and to control the country's money supply. FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company cannot be predicted.

Economic fundamentals indicated that U.S. economic activity strengthened during 1993 and, most economists believe, should continue to show improvement in 1994.

Similarly, during 1993, the New Hampshire economy showed definite signs of improvement. For example, the unemployment rate declined to a four year low of 5.3% in November, 1993, sales of existing homes have increased during the last several years and building permits issued for new privately-owned housing units have risen since 1991. In addition, property values appear to have stabilized, and there was a modest increase in the average sale price of homes from $113,000 in 1992 to $115,000 in 1993.

Overall, the Company remains optimistic that these favorable trends will continue, and anticipates that these economic factors will have a positive effect on its 1994 operating results.

The impact upon the future business and earnings of the Company, of prospective economic and political conditions, and of the policies of the FRB as well as other regulatory authorities, cannot be precisely determined at this time. This section should be read in conjunction with "Management's Financial Review" contained in the Company's 1993 Annual Report to Stockholders on pages 10 through 28 of this Report, filed as Exhibit 1, which is incorporated herein by reference.

Table of Contents of Statistical Information                     Page  No.


     I. A.  Distribution of Assets, Liabilities,
            and Stockholders' Equity                                  15


        B.  Interest Income and Expense                               16

        C.  Interest Rates                                            17

        D.  Volume and Rate Analysis                                  18

    II. Investment Securities                                         19

   III. A.  Loans                                                     20

        B.  Maturities and Interest Rate
            Sensitivity of Loans                                      21

        C.  Nonperforming Assets                                      22

    IV. A.  Analysis of Allowance for Possible Loan
            Losses                                                    23

        B.  Allocation of Allowance for Possible
            Loan Losses                                               24

     V. Deposits                                                      25

    VI. Return on Equity and Assets and Other Ratios                  25

   VII. Federal Funds Purchased and Securities Sold
        Under Agreements to Repurchase                                26

  VIII. Trust Data                                                    27

I.  A.   Distribution of Assets, Liabilities and Stockholders' Equity
         The following Table presents, for the years indicated, the average balances of each principal category of assets, liabilities and stockholders' equity of the Company.

                                                    Year Ended December 31,
                                                 1993        1992         1991
                                                        (In thousands)
       ASSETS
Earning assets:
  Loans                                        $573,561    $646,040    $672,954
  Taxable investment securities                 207,846     189,844     135,529
  Non-taxable investment securities               2,464       3,795      13,272
  Federal funds sold and securities
   purchased under agreements to resell          84,320      62,692      83,398

     Total earning assets                       868,191     902,371     905,153

Non-earning assets:
  Cash and due from banks                        56,767      51,752      49,427
  Premises and equipment, net                    11,581      11,547      12,539
  Other real estate                              15,406      20,205      21,855
  Other assets                                   16,539      19,057      23,554
  Allowance for possible loan losses            (15,950)    (18,812)    (22,108)

Total assets                                   $952,534    $986,120    $990,420
                                                _______     _______     _______

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Savings deposits                             $481,521    $477,460    $416,014
  Certificates of deposit of $100,000 or more    12,896      19,073      46,536
  Other time deposits                           222,097     259,591     289,946
  Federal funds purchased and securities sold
   under agreements to repurchase                35,431      46,417      63,512
  Other borrowed funds                            3,529       4,063       4,070

     Total interest-bearing liabilities         755,474     806,604     820,078

Non-interest-bearing liabilities:
  Demand deposits                               131,335     120,988     110,046
  Other liabilities                               9,032      11,065      14,220

Total liabilities                               895,841     938,657     944,344

Stockholders' equity                             56,693      47,463      46,076

Total liabilities and stockholders' equity     $952,534    $986,120    $990,420

I.  B.  Interest Income and Expense

        The following Table presents, for the years indicated, interest income on earning assets on a fully taxable equivalent ("FTE") basis, interest expense on interest-bearing liabilities and net interest income. Interest earned from loans includes fees earned on loans.

                                                       Year Ended December 31,
                                                  1993         1992           1991
                                                           (In thousands)
Interest earned from:
  Loans (1)                                     $ 51,782      $ 61,076       $70,813
  Taxable investment securities                    8,429         9,634        10,380
  Non-taxable investment securities (1)              170           348         1,523
  Federal funds sold and securities
    purchased under agreements to resell           2,570         2,206         4,719
      Total interest income (1)                   62,951        73,264        87,435


Interest expense on:
  Savings deposits                                12,203        15,340        22,189
  Certificates of deposit of $100,000 or more        467           835         3,112
  Other time deposits                              9,395        13,660        20,936
  Federal funds purchased and securities sold
    under agreements to repurchase                   721         1,376         3,559
  Other borrowed funds                                84           100           207

      Total interest expense                      22,870        31,311        50,003

Net Interest Income (1)                         $ 40,081      $ 41,953      $ 37,432
                                                 _______       _______       _______






(1)  Includes an FTE adjustment based on a 34%
     federal income tax rate.                   $    232      $    358      $    686
                                                 _______       _______       _______

I. C.   Interest Rates

        The following Table presents, for the years indicated, the interest rate earned on average earning assets, on an FTE basis, and the interest rate paid on average interest-bearing liabilities:

                                                     Year Ended December 31,
                                                  1993         1992         1991
Rate earned on:
  Loans (1)                                       9.03%        9.45%       10.52%
  Taxable investment securities                   4.06         5.07         7.66
  Non-taxable investment securities               6.90         9.17        11.47
  Federal funds sold and securities
   purchased under agreements to resell           3.05         3.52         5.66

      Total                                       7.25         8.12         9.66

Rate paid on:
  Savings deposits                                2.53         3.21         5.33
  Certificates of deposit of $100,000 or more     3.62         4.37         6.69
  Other time deposits                             4.23         5.26         7.22
  Federal funds purchased and securities sold
   under agreements to repurchase                 2.03         2.97         5.60
  Other borrowed funds                            2.38         2.46         5.08

       Total                                      3.03         3.88         6.10

Interest Rate Spread (2)                          4.22%        4.24%        3.56%
                                                 _____        _____        _____

Interest Rate Margin (3)                          4.62%        4.65%        4.13%
                                                 _____        _____        _____

____________________

(1) For the calculation of rate earned on loans, non-accrual and restructured loans are included in the average amounts outstanding.

(2) Interest rate spread is the average rate earned on total earning assets less the average rate paid for interest-bearing liabilities.

(3) Interest rate margin is calculated by dividing net interest income by total earning assets.

I. D.   Volume and Rate Analysis

        The following Table presents an analysis of the effect on net interest income, on an FTE basis, of volume and rate changes for 1993 as compared with 1992. The effect of changes due to both volume and rate have been allocated to the change in volume and change in rate categories in proportion to the relationship of the absolute dollar amounts of the change in each category.

                                      1993 vs 1992                 1992 vs 1991
                                          Due to Changes                Due to Changes
                              Net          in Interest      Net          in Interest
                              Increase                      Increase
                             (Decrease)  Volume    Rate    (Decrease)  Volume    Rate
                                                  (In thousands)
Interest income from:
  Loans                       $(9,294)  $(6,657)  $(2,637)  $(9,737)  $(2,748)  $(6,989)
  Taxable investment
   securities                  (1,205)      848    (2,053)     (746)    3,403    (4,149)
  Non-taxable investment
   securities                    (178)     (104)      (74)   (1,175)     (917)     (258)
  Federal funds sold and
   securities purchased
   under agreements to resell     364       687      (323)   (2,513)     (997)   (1,516)
    Total interest income     (10,313)   (5,226)   (5,087)  (14,171)   (1,259)  (12,912)


Interest expense on:
  Savings deposits             (3,137)      129    (3,266)   (6,849)    2,922    (9.771)
  Certificates of deposit
   of $100,000 or more           (368)     (241)     (127)   (2,278)   (1,435)     (843)
  Other time deposits          (4,265)   (1,810)   (2,455)   (7,276)   (2,025)   (5,251)
  Federal funds purchased
   and securities sold
   under agreements to
   repurchase                    (655)     (280)     (375)   (2,182)     (795)   (1,387)
  Other borrowed funds            (16)      (13)       (3)     (107)               (107)
      Total interest expense   (8,441)   (2,215)   (6,226)  (18,692)   (1,333)  (17,359)

Net Interest Income           $(1,872)  $(3,011)  $ 1,139   $ 4,521   $    74   $ 4,447
                               ______    ______    ______    ______    ______    ______


II. Investment Securities

    The following Table presents, for the years indicated, the book values of investment securities of the Company:

                                                      December 31,
                                            1993          1992          1991
                                                    (In thousands)
U.S. Treasury and Other
  U.S. Government agencies               $256,380       $180,616      $168,050
State and municipal                         1,215          1,765         5,698
Other                                         797          2,897         5,247

    Total investment securities          $258,392       $185,278      $178,995
                                          _______        _______       _______


The following Table presents the relative maturities at book value and weighted average interest rates of investment securities at December 31, 1993. The Parent Company's investment in equity securities having a book value of $606,000 is not included in the Table. Weighted average rates on tax-exempt obligations have been computed on an FTE basis assuming a tax rate of 34%. The rates are calculated by dividing annual interest, net of amortization of premiums and accretion of discounts, by the book value of the securities at December 31, 1993:

                        Within            After One But     After Five But        After
                       One Year         Within Five Years  Within Ten Years     Ten Years
                  Amount      Rate       Amount   Rate      Amount    Rate    Amount   Rate
                                               (Dollars in Thousands)
U.S. Treasury
 and other U.S.
 Government
 agencies        $155,478     3.74%     $99,200   3.73%     $   559   9.88%   $ 1,143   9.24%
State and
 municipal            310     6.68%         565   8.25%                           340   9.59%
Other                                                                             191   7.04%
   Total         $155,788     3.74%     $99,765   3.75%     $   559   9.88%   $ 1,674   9.06%
                  _______                ______              ______            ______

III.  A.   Loans

           The balance of loans outstanding and the percent, for each cate gory, of loans to total loans at the dates indicated are shown in the following Tables.

                                                          December 31,
                                      1993            1992            1991            1990
                                 Balance    %    Balance    %    Balance    %    Balance    %
                                                  (Dollars in thousands)
Commercial, financial and
  agricultural                  $ 55,430   11%  $ 80,256   13%  $104,468   16%  $128,760   18%
Real estate - commercial         133,837   25    163,594   26    166,627   26    187,419   27
Real estate - construction         3,019    1      5,620    1      8,598    1     15,695    2
Real estate - residential        285,582   54    331,270   53    320,564   50    304,517   43
Installment                       46,975    9     43,641    7     47,277    7     66,861   10
     Total loans                $524,843  100%  $624,381  100%  $647,534  100%  $703,252  100%
                                 _______  ___    _______  ___    _______  ___    _______  ___

                                             December 31,
                                                 1989
                                              Balance    %
                                         (Dollars in thousands)
Commercial, financial and
  agricultural                               $142,765   19%
Real estate - commercial                      208,971   28
Real estate - construction                     18,670    3
Real estate - residential                     279,593   38
Installment                                    85,879   12
     Total loans                             $735,878  100%
                                              _______  ___

The Company does not have an automatic renewal policy for maturing loans. Rather, loans are renewed at the maturity date only at the request of those customers who are deemed to be creditworthy by the Company. Additionally, the Company reviews such requests in substantially the same manner as applications by new customers for extensions of credit. The maturity date and interest terms of renewed loans are based, in part, upon the needs of the individual customer and the Company's credit review and evaluation of current and future economic conditions. Since these factors have varied considerably and will most likely continue to do so, the Company believes it is impracticable to estimate the amount of loans in the portfolio which may be renewed in the future.

III. B.    Maturities and Interest Rate Sensitivity of Loans

           The following Table presents the maturities and interest rate sensitivity, based on original contractual terms, of the Company's loans exclusive of residential real estate construction loans and loans secured by residential properties and installment loans as of December 31, 1993:

                                                         Maturing
                                                   After One
                                        Within    But Within     After
                                        One Year  Five Years   Five Years   Total
                                                      (In thousands)
Commercial, financial and
  agricultural                          $ 34,678  $ 11,609     $  9,143    $ 55,430
Real estate - commercial                  61,912    38,243       33,682     133,837
Real estate - construction                 2,521       152           32       2,705
     Total                              $ 99,111  $ 50,004     $ 42,857    $191,972
                                         _______   _______      _______     _______


Loans with fixed interest rates         $ 43,740  $ 30,009     $ 31,123    $104,872
Loans with variable interest rates        55,371    19,995       11,734      87,100
      Total                             $ 99,111  $ 50,004     $ 42,857    $191,972
                                         _______   _______      _______     _______

III.  C.   Nonperforming Assets

           The following Table summarizes the Company's nonperforming assets:

                                                      As of December 31,
                                       1993       1992      1991       1990      1989
                                                     (Dollars in thousands)
Nonaccrual loans:
  Commercial, financial and
    agricultural                    $  2,167    $  3,486  $  7,344   $  3,570  $  6,140
  Real estate - commercial             3,979       4,407     6,011      8,004
  Real estate - construction             593         650       648      2,566
  Real estate - residential            6,263       7,547     4,370      4,020
  Real estate                                                                     4,046

  Installment                             37         301       575        704       674
    Total nonaccrual                  13,039      16,391    18,948     18,864    10,860
Past due 90 days or more(accruing)     2,006       1,770     3,738      3,979    13,855
Restructured loans                     1,012       1,628     1,991      4,517       641
    Total nonperforming loans         16,057      19,789    24,677     27,360    25,356
Other real estate owned, net           9,865       7,287     9,862      9,450     1,733
In-substance foreclosures              3,528       8,569    12,764     12,077
    Total other real estate           13,393      15,856    22,626     21,527     1,733
Total nonperforming assets          $ 29,450    $ 35,645  $ 47,303   $ 48,887  $ 27,089
                                     _______     _______   _______    _______   _______


Total assets                        $976,719    $967,202 $1,015,061 $1,001,709 $948,049
APLL (See Page 23)                  $ 14,581    $ 16,619 $   20,012 $   21,575 $  7,438

APLL/Nonaccrual loans                   112%        101%       106%       114%      68%
APLL/Nonperforming loans                 91          84         81         79       29
APLL/Nonperforming assets (NPA)          50          47         42         44       27
NPA/Total assets                        3.0         3.7        4.7        4.9      2.9
NPA/Total loans plus ORE                5.5         5.6        7.1        6.7      3.7

Substantially all of the nonaccrual loans at December 31, 1993 are secured. At December 31, 1993, the Company had $19.8 million in commercial loans which are not 90 day past due, restructured, or on nonaccrual but which are internally rated substandard, defined as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, with well defined weakness(s) that jeopardize the liquidation of the debt.

The following information and analysis of unrecorded interest income relates to loans on nonaccrual and/or restructured loans at December 31:

                                             1993      1992      1991       1990       1989
                                                               (In thosuands)
Nonaccrual loans                           $13,039   $16,391   $18,948    $18,864    $10,860
Restructured loans                           1,012     1,628     1,991      4,517        641
                                           $14,051   $18,019   $20,939    $23,381    $11,501
                                            ______    ______    ______     ______     ______
Originally contracted interest income
  for the year                             $ 1,555   $ 1,852   $ 2,654    $ 3,388    $ 1,360
Interest income actually recorded             (367)     (571)   (1,001)    (1,316)      (497)
Difference - unrecorded interest           $ 1,188   $ 1,281   $ 1,653    $ 2,072    $   863
                                            ______    ______    ______     ______     ______

IV.  A.  Analysis of Allowance for Possible Loan Losses

     The Company's allowance for possible loan losses (the "APLL") is available for future charge-offs of loans. The provision for possible loan losses (the "Provision"), added to the APLL by charges to income, is based upon management's estimation of the amount necessary to maintain the APLL at an adequate level, considering evaluations of individual credits and concentrations of credit risk, net losses charged to the APLL, changes in the quality of the loan portfolio, levels of nonaccrual loans, current economic conditions, changes in the size and character of the loan risks and other pertinent factors warranting current recognition. The Company charges all or a portion of a loan against the APLL when a probability of loss has been established, with consideration given to such factors as the customer's financial condition, underlying collateral and guarantees. In addition, the Company's independent certified public accountants perform reviews of the loan portfolio. The loans of the Company are also subject to periodic examination by bank regulatory authorities.

     The following Table presents a five year analysis of the Company's allowance for possible loan losses.

                                        1993      1992      1991       1990      1989
                                                   (Dollars in thousands)
Balance at January 1                  $16,619   $20,012   $21,575   $ 7,438     $ 5,550
Provision for possible loan losses      4,200     6,800    12,542    37,334       4,422
Loans charged off:
Commercial, financial and agricultural (1,028)   (3,160)   (4,564)   (8,120)       (667)
Real estate-commercial                 (2,026)   (1,564)   (6,202)   (8,720)       (717)
Real estate-construction                 (202)     (431)             (1,333)        (60)
Real estate-residential                (4,080)   (4,698)   (3,073)   (2,400)       (421)
Installment                              (777)   (1,242)   (1,959)   (3,647)     (1,082)
     Total loans charged off           (8,113)  (11,095)  (15,798)  (24,220)     (2,947)
Recoveries of loans:
Commercial, financial and agricultural    775       334       666       188         116
Real estate-commercial                    449       152       189
Real estate-construction                  147                            80
Real estate-residential                   102        14       244        46          77
Installment                               402       402       594       709         220
     Total recoveries of loans          1,875       902     1,693     1,023         413
Net loans charged off                  (6,238)  (10,193)  (14,105)  (23,197)     (2,534)
APLL at December 31                  $ 14,581   $16,619   $20,012   $21,575     $ 7,438
                                       ______    ______    ______    ______      ______
Loans at December 31                 $524,843  $624,381  $647,534  $703,252    $735,878
                                      _______   _______   _______   _______     _______
Average loans                        $573,561  $646,040  $672,954  $729,145    $720,334
                                      _______   _______   _______   _______     _______
APLL/Total loans                        2.78%     2.66%     3.09%     3.07%       1.01%
Net charge-offs/Average loans           1.09      1.58      2.10      3.18         .35
Net charge-offs/Provision             148.52    149.90    112.46     62.13       57.30
Recoveries/Charge-offs                 23.11      8.13     10.72      4.22       14.01
Provision/Average loans                  .73      1.05      1.86      5.12         .61

IV.  B.  Allocation of Allowance for Possible Loan Losses

     The Company's allowance for possible loan losses is a general reserve available for all categories of possible loan loss. The Company has made an allocation of its reserve giving consideration to management's evaluation of risk in the portfolios. The allocations are based on estimates and subjective judgments and are not necessar ily indicative of the specific amounts or loan categories in which losses may ultimately occur. The following Table presents a four year analysis of the allocation of the reserve by loan categories. For the percentage of loans outstanding in each category to total loans, refer to the Table "Loans" on page 21.

                                                   As of December 31,

                                      1993                  1992                 1991

                                           % of                  % of                 % of
                                 Amount   Total        Amount   Total       Amount   Total
                                                   (Dollars in thousands)
Commercial, financial and
  agricultural                  $ 1,507     10.3%     $ 1,956   11.8%      $ 4,626    23.1%
Real estate-commercial            4,073     27.9        6,218   37.4         7,379    36.9
Real estate-construction                                   40     .2           380     1.8
Real estate-residential           1,742     12.0        5,033   30.3         2,417    12.1
Installment                       1,566     10.7        1,045    6.3           934     4.7
Unallocated                       5,693     39.1        2,327   14.0         4,276    21.4
                                $14,581    100.0%     $16,619  100.0%      $20,012   100.0%
                                 ______    _____       ______  _____        ______   _____

                                      1990
                                            % of
                                 Amount    Total
Commercial, financial and
  agricultural                   $ 3,920    18.2%
Real estate-commercial             6,096    28.3
Real estate-construction             330     1.5
Real estate-residential            1,910     8.9
Installment                          989     4.6
Unallocated                        8,330    38.5
                                 $21,575   100.0%
                                  ______   _____

V.    Deposits

      The average daily amount of deposits and rates paid on such deposits is summarized for the years indicated in the following Table:

                                                 Year Ended December 31,
                                         1993             1992             1991
                                     Amount  Rate     Amount  Rate     Amount  Rate
                                                 (Dollars in thousands)
Demand deposits                    $131,335         $120,988         $110,046
Savings deposits                    481,521  2.53%   477,460  3.21%   416,014  5.33%
Certificate deposits
  of $100,000 or more                12,896  3.62     19,073  4.37     46,536  6.69
Other time deposits                 222,097  4.23    259,591  5.26    289,946  7.22
    Total                          $847,849         $877,112         $862,542
                                    _______          _______          _______

The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 1993, is as follows (in thousands):

Time Certificates of Deposit
3 months or less                                    $ 3,746
Over 3 through 6 months                               4,011
Over 6 through 12 months                              1,723
Over 12 months                                        2,161
    Total                                           $11,641
                                                     ______

VI.  Return on Equity and Assets and Other Ratios

     The ratio of net income (loss) to average stockholders' equity ("ROE") and average total assets ("ROA") and certain other ratios for the last three years are presented below:

                                                        Year Ended December 31,
                                                       1993       1992      1991
ROE                                                   11.27%     11.43%    (6.99%)
ROA                                                     .67        .55      (.33)
Dividends declared per share as a percent of
  net income per share                                 4.44        .00       .00
Average stockholders' equity as a percent of
  average total assets                                 5.95       4.81      4.65
Leverage ratio                                         6.78       5.00      4.23
Tier 1 risk-based capital ratio                       14.31       9.26      7.41
Total risk-based capital ratio                        15.59      10.53      8.94

VII. Federal Funds Purchased and Securities Sold Under Agreements to
     Repurchase

     The following Table presents the distribution of the Company's federal funds purchased and securities sold under agreements to repurchase and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of these borrowings and the average amount of these borrowings as well as weighted average interest rates for the last three years.

                                                      Federal Funds Purchased &
                                                        Securities Sold Under
                                                      Agreements to Repurchase
                                                       (Dollars in thousands)
Balance at December 31:
     1993                                                     $ 32,238
     1992                                                     $ 36,107
     1991                                                     $ 50,165

Weighted average interest
rate at December 31:
     1993                                                        1.75%
     1992                                                        2.05%
     1991                                                        3.75%

Maximum amount outstanding
at any month's end:
     1993                                                     $ 44,381
     1992                                                     $ 59,498
     1991                                                     $106,133

Average amount outstanding
during the year:
     1993                                                     $ 35,431
     1992                                                     $ 46,417
     1991                                                     $ 63,512

Weighted average interest
rate during the year:
     1993                                                        2.03%
     1992                                                        2.97%
     1991                                                        5.60%

VIII.  Trust Data

     The following presents information with respect to Trust Investments and Trust Accounts for which the Bank has both sole and shared investment responsibility at December 31, 1993.

                                                           Market       Percentage
Trust Investments                                          Value         of Total
                                                           (Dollars in thousands)
Common and preferred stocks                                $224,517         43%
Bonds, notes and short-term obligations                     115,244         22%
U.S. Government and agency obligations                       84,636         16%
State, county and municipal obligations                      45,753          9%
Nondiscretionary assets(1)                                   36,184          8%
Real estate and real estate mortgages                         5,483          1%
Miscellaneous assets                                          5,891          1%
Cash (2)                                                      1,863
                                                           $519,571        100%
                                                            _______        ___

                                              Number of      Market     Percentage
Trust Accounts                                Accounts       Value       of Total
                                                     (Dollars in thousands)
Personal trusts                                1,376       $250,914         49%
Employee benefit trusts                          256        103,236         20%
Agencies                                         864        164,729         31%
Estates, conservatorships and guardians           16            692
                                               2,512       $519,571        100%
                                               _____        _______        ___




(1) Assets for which the Bank has shared investment responsibility
(2) Predominantly invested in certificates of deposit

ITEM 2. PROPERTIES


The Company's headquarters occupies a portion of the Bank's building at 300 Franklin Street, Manchester, New Hampshire, and the Company conducts its meetings of the Board of Directors at the Bank's Data Services Center at John Devine Drive, Manchester, New Hampshire.

The Bank owns or leases numerous premises used in the conduct of the business of the Company. The Company does not own or lease any real property, other than a branch office in Portsmouth, which is sub-let to the Bank. Additional information on the Bank's properties is set forth in Note H on page 38 of the Company's 1993 Annual Report to Stockholders, filed as Exhibit 1, and such information is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

Various actions and proceedings are presently pending to which the Company and the Bank are parties. All such actions are deemed to be ordinary routine litigation incidental to the business of the Company and/or the Bank. Resolution of these matters is not expected to have a material effect on the consolidated financial statements of the Company.

ITEM 3A. EXECUTIVE OFFICERS OF THE COMPANY

The names, positions, ages and backgrounds of the executive officers of the Company, as of March 11, 1994 are set forth below. Executive officers are generally elected annually by the Board of Directors and hold office until the following year and until their successors are chosen and qualified, unless they sooner resign, retire, die, are removed or become disqualified. There are no family relationships existing between or among any of the executive officers listed below.

Names                    Position                                  Age

Davis P. Thurber         Chairman of the Board,                    68
                         President, and Director of
                         Company; Chairman of the Board
                         and Director of Bank

Paul R. Shea             Executive Vice President and              61
                         Director of Company; Director,
                         President and Chief Executive
                         Officer of Bank

Gregory D. Landroche     Senior Vice President, Chief              45
                         Financial Officer and Treasurer
                         of Company and Chief Financial
                         Officer of Bank

Alice L. DeSouza         Senior Vice President/                    49
                         Administration & Planning
                         of Company; Executive Vice
                         President/Administration and
                         Retail Banking of Bank

Names                    Position                                  Age

Robert J. McDonald       Senior Vice President/Loan                44
                         Administration of Company

Allen G. Tarbox, Jr.     Senior Vice President/Data                59
                         Services of Company and
                         Director of Information
                         Systems of Bank

William D. Biser         Vice President/Auditor                    52
                         of Company

Robert A. Boulay         Vice President/Controller                 40
                         of Company

Robert B. Field, Jr.     Director and Secretary of                 51
                         Company

Mr. Thurber became a Director of the Bank in 1949, and joined The Second National Bank of Nashua, a predecessor to the Bank, in 1956 as Assistant Cashier, and became President in 1962, and, Chairman and President in 1969. On March 27, 1981, Mr. Thurber was re-elected President and Chairman of the Board of Directors of the Company. He is additionally Chairman of the Board of Directors of the Bank.

Mr. Shea has served the Company since October 16, 1980, when he was appointed Assistant to the Chairman. On December 22, 1982, he was elected Vice President, Corporate Planning. On June 26, 1985, he was elected Senior Vice President, Corporate Planning, and on December 18, 1985, he was elected Senior Vice President, Corporate Development of the Company. On July 22, 1987, he was elected Executive Vice President. On October 21, 1991, he was elected President and Chief Executive Officer of the Bank. He also serves as a Director of the Company and the Bank.

Mr. Landroche was elected Controller of the Company on September 28, 1983, was elected Vice President, Controller of the Company on June 26, 1985, and was elected Vice President, Treasurer of the Company on December 17, 1986. On July 22, 1987, he was elected Senior Vice President, Chief Financial Officer and Treasurer of the Company. On July 22, 1992 he was elected Chief Financial Officer of the Bank. Mr. Landroche is a Certified Public Accountant.

Ms. DeSouza was elected Vice President, Director of Marketing of the Bank in November, 1981. On December 18, 1985, she was elected Vice President, Marketing Services of the Company. On July 22, 1987, she was elected Senior Vice President, Planning and Marketing for the Company. Early in 1991, her duties were expanded to include administration, and, as of October, 1991, she became Senior Vice President, Administration & Planning of the Company. On July 22, 1992 she was elected Executive Vice President, Administration and Retail Banking of the Bank.

Mr. McDonald was elected Senior Vice President, Loan Administration of the Company on June 24, 1992. During the five years prior thereto, Mr. McDonald was employed by Bank of Boston Corporation, most recently as a Vice President in the Financial Institutions Division.

Mr. Tarbox was elected Senior Vice President, Data Services of the Company on July 25, 1990. During the five years prior thereto, Mr. Tarbox was President of Fleet/Norstar Services-NH. On July 22, 1992 he was elected Director of Information Systems of the Bank.

Mr. Biser was elected Vice President, Auditor of the Company in September, 1987. Mr. Biser is a Certified Public Accountant.

Mr. Boulay was elected Controller of the Company on December 17, 1986. On February 24, 1988, he was elected Vice President of the Company. Mr. Boulay is a Certified Public Accountant.

Mr. Field was elected as a Director and Secretary of the Company on March 27, 1981, and served as a Director of the Bank, until February 22, 1989. His principal employment during the past five years is as a practicing attor-

ney-at-law, director and member of Sheehan, Phinney, Bass + Green, Professional Association. Mr. Field's law firm has served as general counsel for the Company and as general, or special counsel, for the Bank since April 13, 1981.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

        Not applicable

                             Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

      The information required by this item is presented on page 27 of the Company's 1993 Annual Report to Stockholders, filed as Exhibit 1, and such information is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The consolidated "Summary of Selected Financial Data" of the Company for the five years ended December 31, 1993 appears on page 26 of the Company's 1993 Annual Report to Stockholders, filed as Exhibit 1, and such information is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information in response to this item is included in Manage-ment's Financial Review on pages 10 through 28 of the Company's 1993 Annual Report to Stockholders, filed as Exhibit 1, and such information is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this Item are included as indicated below in the Company's 1993 Annual Report to Stockholders, filed as Exhibit 1, and such statements and data are hereby incorporated by reference.

                                               Page of the 1993 Annual
                                               Report to Stockholders
     Report of Independent Auditors                    29

     Consolidated Balance Sheets -
       December 31, 1993 and 1992                    30 - 31

     Consolidated Statements of
       Operations - Years ended
       December 31, 1993, 1992 and 1991                32

     Consolidated Statements of Changes
       in Stockholders' Equity - Years
            ended December 31, 1993, 1992 and 1991          33

     Consolidated Statements of Cash
       Flows - Years ended December
       31, 1993, 1992 and 1991                         34

     Notes to Consolidated Financial
       Statements                                    35 - 45

     Five Year Summary of Selected
       Financial Data and Information
       on Common Stock                               26 - 27

     Two Year Summary of Selected Quarterly
       Consolidated Financial Information              28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information which responds to this Item is contained, with respect to directors, on pages 4 and 5 of the Company's
         Proxy Statement for its 1994 Annual Meeting of Stockholders, filed as Exhibit 2. Information concerning the executive officers of the Company which responds to this Item is contained in the response to Item 3A contained in Part I, on pages 28 through 30, of this Report. The foregoing information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required in response to this Item is contained on pages 9 through 14 of the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders, filed as Exhibit 2. The foregoing information is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required in response to this Item is contained on pages 2, 3, 7 and 8 of the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders, filed as Exhibit 2. The foregoing information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item is contained on pages 2, 3 and 9 of the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders, filed as Exhibit 2. The foregoing information is hereby incorporated by reference.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K


  (a) 1. Financial Statements

         The financial statements required in response to this Item are listed in response to Item 8 on page 31 of this Report and are incorporated herein by reference.

  (a) 2. Financial Statement Schedules

         Schedules have been omitted because the information is either not required, not applicable, or is included in the financial statements or notes thereto listed in response to Item 8 on page 31 of this Report and are incorporated herein by reference.

  (a) 3.  Exhibits

     (A)  INCORPORATED BY REFERENCE:

                         Document                          Reference Source

          (3)  (i)  By-Laws of Registrant, amended         Form 8-K, filed February 13,
                    as of January 23, 1991.                1991, p. 3 and Exhibit I,
                                                           attached thereto.

              (ii)  Articles of Agreement of               Form 10-K, filed March 26,
                    Registrant, amended as of              1992, for the year ending
                    April 17, 1991.                        December 31, 1991, pp. 55-66.

         (10)       Material Contracts;

               (i)* Compensation Deferral Agreement,       Form 10-K, filed March 26,
                    Paul R. Shea, dated December 23,       1992, for the year ending
                    1991, effective January 1, 1992.       December 31, 1991, pp. 68-78.

              (ii)* Compensation Deferral Agreement,       Form 10-K, filed March 29,
                    Davis P. Thurber, dated December       1993, for the year ending
                    23, 1992, effective January 1, 1993.   December 31, 1992, pp. 37-42.

             (iii)  Termination Letter, dated              Form 10-K, filed March 29,
                    October 1, 1992, from the Office       1993, for the year ending
                    of the Comptroller of the Currency.    December 31, 1992, p.43.

              (iv)  Capital Directive, dated               Form 10-K, filed March 29,
                    November 3, 1992.                      1993, for the year ending
                                                           December 31, 1992, pp. 44-48.

               (v)* 1990 Incentive Stock Plan,             Form 10-K, filed March 29,
                    dated October 25, 1989,                1990, for the year ending
                    effective June 30, 1990.               December 31, 1989, pp. 58-64.

              (vi)* Merit performance Plan,                Form 10-K, filed March 30,
                    dated December 21, 1988,               1989, for the year ending
                    continued in effect                    December 31, 1988, pp. 48-49.
                    through 1993.

             (vii)  Director Indemnification               Form 10-K, filed March 30,
                    Agreement (Representative              1989, for the year ending
                    Form of Agreement), dated              December 31, 1988, pp. 50-58.
                    May 25, 1988; effective
                    January 1, 1988.  (Each
                    present and future Director
                    of Registrant is now, or is
                    entitled to become, a party
                    to an identical Agreement.)


     * - Management contract or compensatory plan.



            (viii)  Agreement with Mellon Securities       Form 10-K, filed March 26,
                    Trust Company, effective November      1992, for the year ending
                    30, 1989.                              December 31, 1991, pp. 74-77.

     (B) FILED BY ENCLOSURE:
                                                                 Form 10-K
                              Document                      Consecutive Page No.

         (10)       Material Contracts;

               (i)* 1988 Incentive Bonus Plan, adopted               38 - 44
                    January 22, 1988, effective
                    January 1, 1988.

              (ii)* 1988 Incentive Bonus Plan, (1994                 45 - 51
                    Approved Pools) adopted January 26,
                    1994, effective January 1, 1994.

             (iii)* Change of Control Agreements, (a)      (a)       52 -  90
                    Davis P. Thurber; (b) Paul R. Shea;    (b)       91 - 130
                    and (c) Gregory D. Landroche, dated    (c)      131 - 170
                    December 21, 1988, effective December
                    21, 1988.

              (iv)* Compensation Deferral Agreement,                   171
                    Davis P. Thurber (Amendment # (1)),
                    dated December 21, 1993, effective
                    January 1, 1994.

               (v)* Compensation Deferral Agreement,                   172
                    Paul R. Shea (Amendment #(1)),
                    dated December 31, 1993, effective
                    January 1, 1994.

         (13)       1993 Annual Report to Shareholders               173 - 224
                    of the Company.

         (21)       Subsidiary of the Company.                         225

         (99)       Notice of 1994 Annual Meeting and                226 - 249
                    Proxy Statement for the Annual
                    Meeting of Shareholders.

  (a) 4. During the fourth quarter of 1993, the Company filed no Reports on Form 8-K.

         * - Management contract or compensatory plan.

                        DOCUMENTS INCORPORATED BY REFERENCE


         Exhibit 1  - 1993 Annual Report to Shareholders of the Company

         Exhibit 2  - Notice of 1994 Annual Meeting of Shareholders
                      and Proxy Statement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Manchester, New Hampshire on the 23rd day of March, 1994.

                                           Bank of New Hampshire
                                                Corporation

                                            By:/s/Davis P. Thurber
                                               Davis P. Thurber, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Date:                             Date:

     3/23/94  /s/Davis P. Thurber      3/23/94  /s/Gregory D. Landroche
              Davis P. Thurber                  Gregory D. Landroche
              President, Chairman               SVP/CFO & Treasurer
              and Director                      (Principal Financial
              (Principal Executive              Officer)
              Officer)


     3/23/94  /s/Paul R. Shea          3/23/94  /s/Robert A. Boulay
              Paul R. Shea                      Robert A. Boulay
              Executive Vice President          VP & Controller
              and Director                      (Principal Accounting
                                                Officer)


     3/23/94  /s/Robert L. Bailey      3/23/94  /s/Sidney Thurber Cox
              Robert L. Bailey                  Sidney Thurber Cox
              Director                          Director


     3/23/94  /s/Robert P. Bass, Jr.   3/23/94  /s/Raymond J. Creteau
              Robert P. Bass, Jr.               Raymond J. Creteau
              Director                          Director

                                       3/23/94  /s/Robert B. Field, Jr.
              Arthur E. Comolli                 Robert B. Field, Jr.
              Director                          Director and Secretary


     3/23/94  /s/Raymond G. Cote       3/23/94  /s/Morton E.Goulder
              Raymond G. Cote                   Morton E. Goulder
              Director                          Director

                                         3/23/94  /s/Joseph G. Sakey
              Philip deG. Labombarde              Joseph G. Sakey
              Director                            Director


     3/23/94  /s/Floyd A. Lamb           3/23/94  /s/George R. Walker
              Floyd A. Lamb                       George R. Walker
              Director                            Director


     3/23/94  /s/Daniel R.W. Murdock
              Daniel R.W. Murdock                 Richard S. West
              Director                            Director


     3/23/94  /s/Constance T. Prudden
              Constance T. Prudden
              Director