Form 10-Q
period 1994-06-30
BANK OF NEW HAMPSHIRE CORP
filed 1994-08-04
CIK 313857

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number #0-9517


                    BANK OF NEW HAMPSHIRE CORPORATION
          (Exact name of registrant as specified in its charter)


         NEW HAMPSHIRE                                        02-0346918
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


               300 Franklin Street
               Manchester, New Hampshire                          03105
        (Address of principal executive offices)               (Zip Code)


                              (603) 624-6600
            (Registrant's telephone number, including area code


                              Not applicable
           (Former name, former address and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
Indicate the number of shares outstanding of the issuer's common stock as of June 30, 1994.

Common Stock, $2.50 stated value, no par value, 4,066,333 shares.

                     BANK OF NEW HAMPSHIRE CORPORATION


                                                             Page
INDEX                                                      Number


PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements:

            Consolidated Balance Sheets -
            June 30, 1994 and December 31, 1993               3

            Consolidated Statements of Income -
            Three and Six-Month Periods Ended
            June 30, 1994 and 1993.                           4

            Consolidated Statements of Changes
            in Shareholders' Equity -
            Six-Month Periods Ended
            June 30, 1994 and 1993.                           5

            Consolidated Statements of Cash
            Flows - Six-Month Periods Ended
            June 30, 1994 and 1993.                           6

            Notes to Consolidated Financial
            Statements.                                     7 - 8

    Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.                                     9 - 22


PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K.                 23


SIGNATURES                                                    23

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BANK OF HAMPSHIRE CORPORATION
CONSOLIDATED BALANCE SHEETS                            (Unaudited)
                                                        June 30,    December 31,
                                                          1994         1993

                                                        (Dollars in thousands,
ASSETS                                                 except per share amounts)
  Cash and due from banks                               $ 61,048      $ 60,999
  Federal funds sold and securities purchased under
    agreements to resell                                  86,000       105,000
        Total cash and cash equivalents                  147,048       165,999
  Securities:
    U.S. Treasury and other U.S. Government agencies     281,081       256,380
    State and municipal                                    3,017         1,215
    Other                                                  3,790           797
        Total securities                                 287,888       258,392
  Mortgages held for sale                                                1,978
  Loans:
    Commercial, financial and agricultural                56,369        55,430
    Real estate - commercial                             127,022       133,837
    Real estate - construction                             3,352         3,019
    Real estate - residential                            269,468       285,582
    Installment                                           56,268        46,975
        Total loans                                      512,479       524,843
        Less: Allowance for possible loan losses          13,090        14,581
           Net loans                                     499,389       510,262
  Premises and equipment                                  10,882        11,366
  Other real estate                                       13,591        13,393
  Other assets                                            15,606        15,329
  TOTAL ASSETS                                          $974,404      $976,719

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                                $150,984      $148,784
    Interest bearing                                     704,289       716,551
        Total deposits                                   855,273       865,335
  Federal funds purchased and securities sold under
    agreements to repurchase                              36,894        32,238
  Other borrowed funds                                     3,036         3,028
  Accrued expenses and other liabilities                   7,860         7,876
        Total liabilities                                903,063       908,477
  Shareholders' Equity:
    Preferred stock - no par value
      Authorized - 500,000 shares; none issued
    Common Stock - stated value $2.50 per share
      Authorized - 6,000,000 shares
      Issued - 4,066,333 shares at June 30, 1994
        and 4,066,943 shares at December 31, 1993         10,166        10,167
    Surplus                                               27,341        27,320
    Retained earnings                                     33,834        30,755
        Total shareholders' equity                        71,341        68,242
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $974,404      $976,719

See notes to consolidated financial statements.

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                         Three Months Ended       Six Months Ended
                                               June 30,               June 30,
                                           1994        1993       1994        1993
                                          (In thousands, except per share amounts)
Interest income:
  Interest and fees on loans             $ 11,065    $ 13,291   $ 22,153    $ 27,135
  Interest on securities:
    Subject to federal taxes                2,922       1,868      5,321       3,863
    Exempt from federal taxes                  28          29         51          57
        Total interest on securities        2,950       1,897      5,372       3,920
  Other interest income                       755         599      1,498       1,026
        Total interest income              14,770      15,787     29,023      32,081

Interest expense:
  Deposits                                  4,833       5,573      9,756      11,194
  Borrowings                                  186         181        341         372
        Total interest expense              5,019       5,754     10,097      11,566
Net interest income                         9,751      10,033     18,926      20,515
  Provision for possible loan losses          365       1,400        765       2,900
Net interest income after provision
  for possbile loan losses                  9,386       8,633     18,161      17,615

Non-interest income:
  Trust fees                                  994         790      1,993       1,564
  Service charges on deposit accounts         820         783      1,603       1,522
  Securities gains                                        180                    180
  Other                                       565         968      1,167       1,703
        Total non-interest income           2,379       2,721      4,763       4,969

Non-interest expense:
  Salaries and employee benefits            4,372       4,381      8,846       8,681
  Net occupancy expense                       759         796      1,621       1,612
  Equipment expense                           469         447        904         893
  ORE expense                                 432         938        956       1,259
  FDIC insurance expense                      552         642      1,103       1,284
  Other                                     2,149       1,891      4,192       3,760

        Total non-interest expense          8,733       9,095     17,622      17,489
Income before income taxes                  3,032       2,259      5,302       5,095
Income taxes                                1,021         747      1,588       1,692

NET INCOME                               $  2,011    $  1,512   $  3,714    $  3,403

Average shares outstanding                  4,067       3,379      4,067       3,379

Per share amounts:
  Earnings per share                        $ .49       $ .45      $ .91       $1.01

  Cash dividends declared                   $ .10       $ .00      $ .18       $ .00

See notes to consolidated financial statements.

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

                                                  1994          1993
                                                    (In thousands)
Balance, January 1                              $68,242       $50,545

Net income                                        1,703         1,891

Cash dividends declared                            (326)

Change in net unrealized gain on securities
  available-for-sale, net of tax                     85

Compensation cost of stock plan                      18            20

Balance, March 31                               $69,722       $52,456

Net income                                        2,011         1,512

Cash dividends declared                            (406)

Change in net unrealized gain on securities
  available-for-sale, net of tax                     12

Incentive stock plan issuance                        (1)

Compensation cost of stock plan                       3            21

Balance, June 30                                $71,341       $53,989

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                     Six Months Ended June 30,
                                                        1994           1993
                                                          (In thousands)
Operating Activities:
  Net Income                                         $  3,714       $  3,403
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Provision for possible loan losses                      765          2,900
  Depreciation, amortization and accretion              1,367            144
  Net change in interest receivable and payable        (1,781)          (134)
  Securities gains                                                      (180)
  Net gain on sales of mortgages                          (53)          (666)
  Losses (gains) on other real estate, net                (46)           513
  Other, net                                            1,395          2,348

    Net cash provided by operating activities           5,361          8,328

Investing Activities:
  Sales of investment securities                                       1,306
  Maturities of securities held-to-maturity            81,120        121,577
  Purchases of securities held-to-maturity           (110,942)      (122,534)
  Proceeds from sales of mortgages                      7,833         35,306
  Proceeds from sales of other real estate              3,407          2,729
  Net cash from loans                                     743          7,690
  Purchases of premises and equipment                    (343)          (798)

    Net cash provided (used) by investing
      activities                                      (18,182)        45,276

Financing Activities:
  Net increase in demand deposits,
    NOW accounts, and savings accounts                  7,547            478
  Net decrease in certificates
    of deposit                                        (17,609)        (9,183)
  Net increase (decrease) in short-term borrowings      4,664         (9,894)
  Cash dividends paid                                    (732)
    Net cash used by financing activities              (6,130)       (18,599)

Increase (decrease) in cash and cash equivalents      (18,951)        35,005

Cash and cash equivalents at January 1                165,999        126,584

Cash and cash equivalents at June 30                 $147,048       $161,589

Income tax paid, net                                 $    850       $    525

Interest paid                                        $ 10,828       $ 11,613

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

In the opinion of Management, all adjustments, consisting only of normal recurring adjustments, necessary to present a fair presentation of the information contained herein have been made. Results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. The accounting policies followed by the Company are set forth below and in Note A to the consolidated financial statements in the 1993 Annual Report on Form 10-K (Exhibit 1) and should be read in conjunction with the information contained herein.

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

Note 3. New Accounting Standard - In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement will require the Company to introduce the time value of money into the determination of the portion of the allowance for possible loan losses which relates to impaired, non-consumer loans. The loss component of impaired, non-consumer loans will be measured by the difference between their recorded value and fair value. Fair value would be either the present value of expected future cash flows discounted at the loan's effective interest rate, market value of the loan, or the fair value of the collateral. In-substance foreclosures are to be reported as loans under the new rule. Real estate loans would be reported as ORE only if the lender has taken possession of the collateral. At the present time, the impact of the new method on the Company's results of operations and financial condition is not expected to be material. SFAS 114 is effective in 1995, with adoption required as of the beginning of the year, although earlier adoption is allowed. In March, 1994, the FASB issued an Exposure Draft, proposing an amendment to the income recognition rules of SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan.

Note 4. Securities - There was no cumulative effect on net income from adopting SFAS 115 as of January 1, 1994. The opening balance of shareholders' equity was increased by $85,000 (net of $44,000 in deferred income taxes) to reflect the net unrealized gains on marketable equity securities classified as available-for-sale and previously carried at cost. The following is a summary of held-to-maturity debt securities and available-for-sale equity securities at June 30, 1994, in thousands.

                                           Held-to-Maturity
                                           Debt Securities
                                       -----------------------
                                                     Estimated
                                       Amortized       Fair
                                         Cost          Value
U.S. Treasury and other
  U.S. Government agencies             $281,081       $278,846
State and municipal                       3,017          3,017
Other                                       433            497
                                       $284,531       $282,360

                                  Available-for-Sale Equity Securities
                              -----------------------------------------------
                                          Gross        Gross        Estimated
                                        Unrealized   Unrealized        Fair
                              Cost        Gains        Losses         Value
Equity securities            $  3,211   $    151      $     (5)     $  3,357

During the six months ended June 30, 1994 there were no sales of securities. The Company has no trading assets. The approximate market value of securities was $285.7 million and $258.6 million as of June 30, 1994 and December 31, 1993, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

For the Three and Six-Month Periods Ended June 30, 1994 and 1993

OVERVIEW

Net Income

For the six months ended June 30, 1994, the Company recorded net income of $3.7 million, or $.91 per share, versus net income of $3.4 million, or $1.01 per share, for the first half of 1993. The Company issued 690,000 shares of common stock on September 30, 1993 which had a dilutive effect of $.19 on per share earnings for the first six months of 1994. The principal reason for the increase in net income for the first six months of 1994 compared to the same period in 1993 was the decrease in credit costs. The provision for possible loan losses recorded during the first half of 1994 was $765,000 compared to a $2.9 million provision recorded during the first half of 1993. Other Real Estate ("ORE") expenses incurred during the first half of 1994 were $956,000 compared to $1.3 million incurred during the first half of 1993. The lower credit costs were partially offset by the decrease in net interest income of $1.6 million for the compared periods.

For the second quarter of 1994, the Company recorded net income of $2.0 million, or $.49 per share, compared to net income of $1.5 million, or $.45 per share, for the second quarter of 1993, a 33% increase. The issuance of 690,000 shares of common stock on September 30, 1993 had a dilutive effect of $.11 on 1994 second quarter earnings per share. The principal reason for the increase in net income for the second quarter of 1994 compared to the same period in 1993 was the decrease in credit costs. Primarily a $365,000 provision for possible loan losses recorded during the 1994 second quarter compared to a $1.4 million provision recorded during the second quarter of 1993, a decrease of $1.0 million. ORE expenses totalled $432,000 in the 1994 second quarter compared to $938,000 in the second quarter of 1993. The lower credit costs were partially offset by the decrease in net interest income of $282,000, lower non-interest income of $342,000 and higher income taxes of $274,000, for the compared quarters.

Regulatory Matters and Capitalization

During 1992, the Bank of New Hampshire (the "Bank") entered into a Memorandum of Understanding (the "MOU") and a Capital Directive with the FDIC and the State of New Hampshire Banking Department (the "State"). On May 18, 1994, the Bank received notification from the FDIC terminating the Capital Directive. Additionally, on May 26, 1994, the Bank received notification from the FDIC and the State terminating the MOU.

The following Table presents the consolidated capital ratios of the Company at June 30, 1994 and December 31, 1993.

                                    Regulatory       June 30,     December 31,
                                      Minimum         1994            1993
Regulatory Capital Ratios:

  Leverage ratio                      3.00%(1)        7.27%           6.78%
  Tier 1 risk-based ratio             4.00           15.23           14.31
  Total risk-based ratio              8.00           16.50           15.59

The following Table presents the capital ratios of the Bank at June 30, 1994 and December 31, 1993.

                                    Regulatory       June 30,     December 31,
                                      Minimum         1994            1993
Regulatory Capital Ratios:

  Leverage ratio                      3.00%(1)        6.65%           6.09%
  Tier 1 risk-based ratio             4.00           13.94           12.88
  Total risk-based ratio              8.00           15.21           14.16


(1) Under current regulations, all except the most highly rated institutions are expected to exceed the minimum regulatory ratio by 100 to 200 basis points or more.


Dividend Policy

The Company's future dividend policy for its common stock will continue to be reviewed quarterly by the Board of Directors. The long-term capacity of the Company to pay dividends is conditioned upon the receipt of upstreamed dividends from the Bank, which capacity is subject to federal and state regulation and approval by the Bank's independent Board of Directors.

FINANCIAL CONDITION

Loans

As shown in the following Table, total loans at June 30, 1994 were $512.5 million, a decrease of $12.3 million from the 1993 year-end balance of $524.8 million. The decrease was primarily due to sales of residential mortgages and principal reductions, and to a lesser extent, due to reclassification to other real estate ($3.9 million) and loan losses ($3.1 million). Sales of residential mortgages amounted to $7.8 million and $34.6 million during the first six months of 1994 and 1993, respectively. In the first half of 1994, commercial loans increased by $939,000 and installment loans increased by $9.3 million, primarily due to the purchase of $6.3 million in student loans. At June 30, 1994, residential real estate loans totalled $269.5 million, or 53%, of the portfolio balance and included $254.5 million of loans secured by 1 to 4 family residential properties. The Company has no foreign loans or energy loans, and agricultural loans totalled only $12,000 at June 30, 1994.

                                              June 30,     December 31,
                                               1994            1993
                                                  (In thousands)
Loan portfolio by category

Commercial, financial and agricultural       $ 56,369       $ 55,430
Real estate - commercial                      127,022        133,837
Real estate - construction                      3,352          3,019
Real estate - residential                     269,468        285,582
Installment                                    56,268         46,975
   Total loans                               $512,479       $524,843

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

The Company had no mortgage loans held-for-sale at June 30, 1994 and $2.0 million at December 31, 1993. During 1992, Management implemented a plan to reduce the residential mortgage portfolio by selling qualified fixed rate loans in the secondary market, to the extent necessary to adjust the loan portfolio mix to desired levels. Management determined that, as of March 31, 1994, the residential mortgage portfolio was at the prescribed level and remained at that level as of June 30, 1994.

Nonperforming Assets

The following Table provides information with respect to the Comany's past due, restructured and nonaccrual loans and the components of nonperforming assets for the periods indicated.

                                           June 30,      December 31,
                                            1994             1993
                                                (In thousands)
Loans 90 days or more past due and
  still accruing interest                 $ 2,603          $ 2,006
Loans whose terms are restructured            281            1,012
Nonaccrual loans                           12,088           13,039
    Total nonperforming loans              14,972           16,057
Other real estate (ORE)                    13,591           13,393
    Total nonperforming assets            $28,563          $29,450

At June 30, 1994, loans 90 days past due and still accruing interest were $2.6 million and included loans secured by real estate which totalled $1.9 million, commercial and industrial loans which totalled $432,000 and personal installment debt of $270,000. At June 30, 1994 the nonaccrual loan balance of $12.1 million included $1.3 million in commercial loans, $10.8 million in real estate loans, and $31,000 in installment loans. Although restructured loans have not been material, amounting to $281,000 as of June 30, 1994, Management has encouraged restructurings when the restructuring is likely to result in a paying credit for the remainder of the restructured term.

The ORE balance at June 30, 1994 of $13.6 million consists of $11.2 million in properties actually foreclosed on with the remaining $2.4 million representing "in-substance" foreclosures ("ISF"). The ORE balance consists of $8.5 million of commercial properties, $3.4 million of residential properties, and $1.7 million of sub-divided lots and undeveloped land.

The following Table summarizes the real estate operations of property held for sale for the three and six-month periods ended June 30, 1994 and 1993.

                                       Three Months Ended    Six Months Ended
                                            June 30              June 30
                                        1994       1993      1994       1993
                                                   (In thousands)
Balance, beginning of period          $13,216    $16,593    $13,743   $16,424
Additions during the period             2,893      2,426      3,881     5,042
ORE losses                               (194)      (395)      (236)   (1,006)
ORE sales                              (1,953)    (1,473)    (3,237)   (2,765)
Other, net                                (99)      (130)      (288)     (674)
                                       13,863     17,021     13,863    17,021
Allowance for possible ORE losses        (272)       (39)      (272)      (39)
Balance, end of period                $13,591    $16,982    $13,591   $16,982

An analysis of the changes in the allowance for possible ORE losses for the three and six-month periods ended June 30, 1994 and 1993 is as follows:

                                       Three Months Ended    Six Months Ended
                                            June 30              June 30
                                       1994         1993     1994       1993
                                                   (In thousands)
Balance, beginning of period          $   328      $    39   $   350  $   568
ORE losses                                (78)                  (100)    (529)
Other                                      22                     22
Balance, end of period                $   272      $    39   $   272  $    39


The following Table summarizes the components of ORE expense for the three and six-month periods ended June 30, 1994, and 1993:

                                       Three Months Ended    Six Months Ended
                                            June 30              June 30
                                       1994         1993     1994       1993
                                                    (In thousands)
Valuation adjustments:
  ORE losses                          $   116      $   395   $   136  $   477
  Net (gain) loss on ORE sales           (232)         (39)     (182)      36
                                         (116)         356       (46)     513
General carrying costs                    548          582     1,002      746
ORE expense                           $   432      $   938   $   956  $ 1,259

General carrying costs include legal fees, real estate taxes, maintenance, appraisals, insurance and miscellaneous other costs. See "Non-Interest Expense."

Gross gains and losses for the three and six-month periods ended June 30, 1994 and 1993 were as follows:

                                       Three Months Ended    Six Months Ended
                                            June 30              June 30
                                       1994         1993     1994       1993
                                                    (In thousands)
Gross gains on ORE sales              $  (318)     $   (90)  $  (354) $  (149)
Gross losses on ORE sales                  86           51       172      185
Net (gain) loss on ORE sales          $  (232)     $   (39)     (182) $    36

Allowance for Possible Loan Losses ("APLL")

The APLL is available for future loan losses. The APLL totalled $13.1 million at June 30, 1994, $1.5 million less than the 1993 year-end balance. The ratio of the APLL to total loans was 2.55% at June 30, 1994, compared to the 1993 year-end ratio of 2.78%. The APLL as a percent of total nonperforming assets was 46% at June 30, 1994 and 42% at June 30, 1993. The APLL as a percent of nonaccrual loans was 108% and 100% at June 30, 1994 and 1993, respectively. The APLL as a percent of nonperforming loans was 87% at June 30, 1994 and 79% at June 30, 1993. Management believes the APLL is adequate as of June 30, 1994.

An analysis of the APLL for the three and six-month periods ended June 30, 1994 and 1993 is as follows:

                                       Three Months Ended     Six Months Ended
                                             June 30              June 30
                                        1994         1993      1994     1993
                                                     (In thousands)
Balance, beginning of period            $13,612    $16,263    $14,581 $16,619
  Provision for possible loan losses        365      1,400        765   2,900
  Loan losses:
    Commercial, financial and
      agricultural                         (262)      (615)      (663)   (733)
    Real estate - commercial               (235)      (818)      (377) (1,204)
    Real estate - construction                        (122)              (140)
    Real estate - residential              (860)    (1,099)    (1,853) (2,476)
    Installment                             (97)      (260)      (209)   (424)
        Total loan losses                (1,454)    (2,914)    (3,102) (4,977)
  Recoveries:
    Commercial, financial and
      agricultural                          304         83        464     147
    Real estate - commercial                 15        116         21     176
    Real estate - construction                4          5         18       5
    Real estate - residential               158          4        173      19
    Installment                              86        102        170     170
        Total recoveries                    567        310        846     517
    Net loan losses                        (887)    (2,604)    (2,256) (4,460)
Balance, end of period                  $13,090    $15,059    $13,090 $15,059

Securities

Securities totalled $287.9 million at June 30, 1994 and $258.4 million at December 31, 1993. The portfolio consists principally of U.S. Treasury instruments and high-grade municipal obligations with an overall average maturity of eleven months. Federal funds sold and securities purchased under agreements to resell totalled $86.0 million at June 30, 1994, compared to $105.0 million at year-end 1993, reflecting substantial liquidity in the Bank's balance sheet.

Held-to-maturity debt securities totalled $284.5 million in amortized cost at June 30, 1994. Equity securities classified as available-for-sale had an estimated fair value of $3.4 million on June 30, 1994, including a net unrealized gain of $146,000.

Deposits

Deposits of $855.3 million at June 30, 1994 decreased $10.0 million from $865.3 million at December 31, 1993. Interest bearing deposit balances at June 30, 1994 totalled $704.3 million compared to $716.6 million at year-end 1993, a decrease of $12.3 million. The decrease occurred primarily in time deposits ($17.6 million) and NOW accounts ($2.0 million) and was offset somewhat by increases in savings deposits ($7.7 million). Demand deposits increased by $ 2.2 million through June 30, 1994 compared to the 1993 year-end balance of $148.8 million.

The following Table presents the various types of deposit balances at June 30, 1994 and at December 31, 1993.

                                         June 30,       December 31,
                                          1994              1993
                                              (In thousands)
Demand deposits                        $150,984          $148,784
NOW accounts                            136,818           138,822
Savings deposits                        304,857           297,205
Money market accounts                    54,045            54,347
Time deposits of $100,000 or more         9,677            11,641
Other time deposits                     198,892           214,536
    Total deposits                     $855,273          $865,335

RESULTS OF OPERATIONS

Net Interest Income

This discussion of net interest income should be read in conjunction with the Tables on pages 19 through 22. All interest income, yields, rates, interest rate spreads and net interest margins which follow in this discussion are stated on a fully taxable equivalent ("FTE") basis using a tax rate of 34%.

Net interest income for the six months ended June 30, 1994, totalled $19.0 million compared to $20.6 million for the six months ended June 30, 1993. Net interest income changes are caused by interest-rate movements, changes in the amounts and the mix of earning assets and interest bearing liabilities, and changes in the amounts of non-earning assets and non-interest bearing liabilities. For the first six months of 1994, the $1.6 million decrease in net interest income was due to lower average balances in the loan portfolio and lower rates earned on loans and securities. For the first six months of 1994, the interest rate spread and net interest margin equalled 3.97% and 4.39%, respectively, compared to 4.50% and 4.88%, respectively, for the six months ended June 30, 1993. Interest rate spread is the average yield earned on total earning assets less the average rate paid for interest bearing liabilities. Net interest margin is calculated by dividing net interest income by average total earning assets.

Second quarter net interest income decreased from $10.1 million in 1993 to $9.8 million in 1994. This decrease of $300,000 is the result of lower average balances in the loan portfolio and lower rates earned, in general, on interest earning assets. The interest rate spread for the 1994 and 1993 second quarters was 4.08% and 4.37%, respectively. The net interest margin was 4.49% and 4.75% for the 1994 and 1993 compared quarters, respectively.
The Company's net interest margin was higher in second quarter of 1994 (4.49%) as compared to the first quarter of 1994 (4.29%).

Average interest earning assets totalled $873.0 million for the first six months of 1994, an increase of $20.2 million compared to the 1993 first half. Average loans, however, totalled $515.7 million for the first half of 1994, a decrease of $85.3 million compared to the 1993 first half. The increase in average interest earning assets consists primarily of $87.0 million in taxable investment securities and $18.2 million in federal funds sold and securities purchased under agreements to resell. The yield on average interest earning assets for the first half of 1994 equalled 6.72%, a decrease of 89 basis points from the 1993 first half yield of 7.61%. The decrease in yield was offset somewhat by lower interest rates paid on deposits and borrowings in the first half of 1994 compared to 1993. Rates paid on deposits and borrowings decreased from 3.11% in the 1993 first half to 2.75% in the comparable 1994 period. Average interest bearing liabilities totalled $741.1 million for the 1994 first half, a decrease of $7.8 million from the 1993 first half total.

Provision for Possible Loan Losses

The amount of the provision for possible loan losses is recommended by Management and is then reviewed and approved quarterly by the Board of Directors of the Company based on its assessment of the size, composition and quality of the loan portfolio and the adequacy of the APLL in relation to the risks within the loan portfolio.

The provision for possible loan losses for the first half of 1994 was $765,000 compared to $2.9 million during the first half of 1993. Net loans charged off for the six months ended June 30, 1994 and 1993 were $2.3 million and $4.5 million, respectively. In connection with determining the appropriate amount of the provision for possible loan losses for any period, Management evaluates the current financial condition of specific borrowers, the general economic climate, loan portfolio composition, concentration of credits, loan loss history, adequacy of collateral, the trends and amounts of nonaccrual and past due loans and estimation of future potential losses and the level of the Company's APLL. Management will continue to utilize the aforementioned criteria to monitor and analyze loan quality in future periods and will provide for possible loan losses accordingly.

The provision for possible loan losses for the second quarter of 1994 was $365,000 compared to $1.4 million during the second quarter of 1993. Net loans charged off for the three month periods ended June 30, 1994 and 1993 were $887,000 and $2.6 million, respectively.

Non-Interest Income

Non-interest income decreased by $206,000 for the six months ended June 30, 1994 compared with last year's total for the comparable period of $5.0 million. This decrease was principally attributable to lower net gains on mortgage sales of $613,000 and net securities gains of $180,000. Trust fee income increased by $429,000, or 27%, from the $1.6 million earned during the six months ended June 30, 1993. Service charges on deposit accounts were $81,000 higher for the six months ended June 30, 1994 compared to 1993, a 5% increase.

Non-interest income decreased $342,000 for the second quarter of 1994 over last year's total of $2.7 million. Other non-interest income decreased by $403,000 primarily due to lower net gains on mortgage sales of $431,000. Also, securities gains decreased by $180,000. The decrease was partially offset by higher trust fees ($204,000) and higher service charges on deposit accounts ($37,000).

Non-Interest Expense

Non-interest expense increased $133,000 to $17.6 million for the six months ended June 30, 1994 compared to the 1993 period. This increase was primarily due to other miscellaneous non-interest expense which totalled $4.2 million for the six months ended June 30, 1994, an increase of $432,000, or 11%, compared to the 1993 six-month period due to higher legal and professional fees ($228,000), general insurance expenses ($84,000), computer expenses ($73,000), marketing expenses ($63,000), and other miscellaneous expenses.
ORE expense decreased by $303,000 for the 1994 six-month period compared to the 1993 six-month period total of $1.3 million. The 1994 and 1993 ORE expense for the six-month periods consisted of general carrying costs of $1.0 million and $746,000, respectively, further write-downs to fair value for various properties of $136,000 and $477,000, respectively, and a net gain on ORE sales of $182,000 in 1994 versus a net loss of $36,000 in 1993. ORE losses charged to the allowance for possible ORE losses amounted to $100,000 and $529,000 in the 1994 and 1993 six-month periods, respectively. No provisions for possible ORE losses were recorded for the six-months ended June 30, 1994 and 1993. General carrying costs increased by $256,000 in the first six months of 1994 primarily due to lower miscellaneous recoveries ($395,000) and higher property tax expense ($109,000), which was partially offset by lower legal, maintenance and other miscellaneous expenses. FDIC insurance expense totalled $1.1 million for the six months ended June 30, 1994, a decrease of $181,000, or 14%, over the comparable 1993 period, reflecting the decreased premium rate charged on applicable deposits. Salaries and employee benefits increased by $165,000, or 2%. Occupancy and equipment costs increased $20,000 to $2.5 million from the 1993 comparable period.

Non-interest expense decreased $362,000 for the second quarter of 1994 compared with last year's total for the comparable period of $9.1 million. Salaries and employee benefits decreased $9,000. Occupancy and equipment costs were $1.2 million for both the 1994 and 1993 second quarters. ORE expense decreased by $506,000 compared to the prior year second quarter total of $938,000. The 1994 and 1993 second quarter ORE expense consists of general carrying costs of $548,000 and $582,000, respectively, and further write-downs to fair value for various properties of $116,000 and $395,000, respectively. No write-downs were charged to the allowance for possible ORE losses in the 1993 second quarter. Write-downs of $78,000 were charged to the allowance for possible ORE losses during the second quarter of 1994. FDIC insurance expense decreased by $90,000 for the second quarter and reflects the lower premium rate charged on applicable deposits. Other non-interest expense increased by $258,000 due primarily to higher general insurance expense ($110,000), legal and professional expense ($72,000), examination and audit fees ($49,000), and other miscellaneous expenses.

Income Tax Expense

Income taxes for the first half of 1994 and 1993 totalled $1.6 million and $1.7 million, respectively, on 1994 pre-tax income of $5.3 million and 1993 pre-tax income of $5.1 million. The effective tax rate was 30% and 33% for the six months ended June 30, 1994 and 1993, respectively. The SFAS 109 valuation allowance which totalled $198,000 at December 31, 1993, was reversed during the 1994 first quarter resulting in a reduction in income tax expense.

AVERAGE BALANCES AND RATES -
FULLY TAXABLE EQUIVALENT BASIS
QUARTERLY SUMMARY

                                                                        1994
                                                   ----------------------------------------------
                                                   2nd Quarter                1st Quarter
(In thousands)                                     Avg Balance    Rate        Avg Balance    Rate
ASSETS
Interest earning assets:
  Loans (1)                                         $511,928      8.69%        $519,566      8.67%
  Taxable securities                                 281,454      4.16          255,100      3.81
  Non-taxable securities                               3,057      5.64            2,168      6.55
  Federal funds sold and securities
    purchased under agreements to resell              78,148      3.88           94,487      3.19
Total interest earning assets                        874,587      6.80          871,321      6.65
Non-interest earning assets:
  Cash and due from banks                             56,095                     55,377
  Premises and equipment, net                         11,041                     11,201
  Other assets                                        28,951                     28,866
  Less allowance for possible loan losses             13,750                     14,694
Total assets                                        $956,924                   $952,071

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits                                  $493,573      2.23         $485,317      2.23
  Certificates of deposit of $100,000
    or more                                           10,262      3.64           11,517      3.70
  Other time deposits                                203,024      3.95          212,233      4.11
  Federal funds purchased and securities
    sold under agreements to repurchase               29,666      2.15           30,886      1.79
  Other borrowed funds                                 2,879      3.76            2,785      2.77
Total interest bearing liabilities                   739,404      2.72          742,738      2.77
Non-interest bearing liabilities:
  Demand deposits                                    138,464                    131,659
  Other liabilities                                    8,656                      8,801
Total liabilities                                    886,524                    883,198
Shareholders' equity                                  70,400                     68,873
Total liabilities and shareholders' equity          $956,924                   $952,071
Interest rate spread                                              4.08%                      3.88%
Net interest margin                                               4.49%                      4.29%

(1) For the calculation of rates earned on loans, nonaccrual and restructured loans are included in the average balance.

AVERAGE BALANCES AND RATES -
FULLY TAXABLE EQUIVALENT BASIS
QUARTERLY SUMMARY

                                                                                    1993
                                           ------------------------------------------------------------------------------------
                                           4th Quarter            3rd Quarter            2nd Quarter            1st Quarter
(In thousands)                             Avg Balance   Rate     Avg Balance   Rate     Avg Balance   Rate     Avg Balance   Rate
ASSETS
Interest earning assets:
  Loans (1)                                $533,943      8.94%    $558,295      8.91%    $590,420      9.06%    $611,586     9.21%
  Taxable securities                        258,372      3.80      210,472      3.94      179,314      4.18      183,227     4.42
  Non-taxable securities                      2,492      6.53        2,566      6.65        2,569      6.87        2,227     7.65
  Federal funds sold and securities
    purchased under agreements to resell    102,127      3.04       98,903      3.05       79,753      3.01       56,495     3.07
Total interest earning assets               896,934      6.78      870,236      7.03      852,056      7.46      853,535     7.77
Non-interest earning assets:
  Cash and due from banks                    58,889                 58,408                 56,846                 52,926
  Premises and equipment, net                11,434                 11,668                 11,808                 11,415
  Other assets                               29,587                 32,066                 32,065                 34,061
  Less allowance for possible loan losses    15,467                 15,780                 15,750                 16,802

Total assets                               $981,377               $956,598               $937,025               $935,135

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits                         $491,194      2.34     $484,113      2.59     $476,539      2.61     $474,238     2.61

  Certificates of deposit of $100,000
    or more                                  13,209      3.57       13,087      3.58       12,939      3.63       12,348     3.71
  Other time deposits                       217,522      4.11      220,628      4.19      222,918      4.25      227,320     4.37
  Federal funds purchased and securities
    sold under agreements to repurchase      40,474      1.88       37,705      2.10       30,692      2.08       32,854     2.10
  Other borrowed funds                        2,494      3.18        3,727      2.34        4,002      2.10        3,891     2.19
Total interest bearing liabilities          764,893      2.84      759,260      3.04      747,090      3.09      750,651     3.14
Non-interest bearing liabilities:
  Demand deposits                           140,672                133,762                127,427                123,478
  Other liabilities                           8,298                  8,914                  9,451                  9,466
Total liabilities                           913,863                901,936                883,968                883,595
Shareholders' equity                         67,514                 54,662                 53,057                 51,540
Total liabilities and shareholders'
  equity                                   $981,377               $956,598               $937,025               $935,135
Interest rate spread                                     3.94%                  3.99%                  4.37%                 4.63%
Net interest margin                                      4.36%                  4.38%                  4.75%                 5.01%

(1) For the calculation of rates earned on loans, nonaccrual and restructured loans are included in the average balance.

NONPERFORMING ASSETS
QUARTERLY SUMMARY

                                         1994                                      1993
                                  ------------------          ----------------------------------------------
                                  Second      First           Fourth        Third       Second        First
(In thousands)                    Quarter    Quarter          Quarter      Quarter      Quarter      Quarter
90 days or more past due
  and still accruing              $ 2,603    $ 4,144          $ 2,006      $ 2,768      $ 2,609      $ 2,589

Restructured                          281        602            1,012          963        1,505        1,576

Nonaccrual                         12,088     13,435           13,039       15,004       15,030       16,796

    Total nonperforming loans      14,972     18,181           16,057       18,735       19,144       20,961

Other real estate                  13,591     12,888           13,393       14,149       16,982       16,554

    Total nonperforming assets    $28,563    $31,069          $29,450      $32,884      $36,126      $37,515

Nonperforming loans as a
  percent of total loans            2.92%      3.54%            3.06%        3.43%        3.33%        3.48%

Nonperforming assets as a
  percent of total loans            5.57%      6.05%            5.61%        6.01%        6.28%        6.23%

Allowance for possible loan
  losses as a percent of
  nonperforming assets                46%        44%              50%          45%          42%          43%

QUARTERLY INCOME SUMMARY -
FULLY TAXABLE EQUIVALENT BASIS
(In thousands, except per share data)

                                        1994                                       1993
                                  ------------------          ----------------------------------------------
                                  Second      First           Fourth        Third       Second        First
                                  Quarter    Quarter          Quarter      Quarter      Quarter      Quarter
Interest income                   $14,817    $14,286          $15,329      $15,429      $15,846      $16,347
Interest expense                    5,019      5,078            5,477        5,827        5,754        5,812

Net interest income                 9,798      9,208            9,852        9,602       10,092       10,535
Less tax equivalent adjustment         47         33               59           61           59           53
Provision for possible loan
  losses                              365        400              250        1,050        1,400        1,500
Non-interest income                 2,379      2,384            2,471        2,384        2,721        2,248
Non-interest expense                8,733      8,889            9,592        8,862        9,095        8,394

Income before income taxes          3,032      2,270            2,422        2,013        2,259        2,836
Income taxes                        1,021        567              785          661          747          945

Net income                        $ 2,011    $ 1,703          $ 1,637      $ 1,352      $ 1,512      $ 1,891

Earnings per share                $   .49    $   .42          $   .40      $   .40      $   .45      $   .56

Dividends per share               $   .10    $   .08          $   .08      $   .00      $   .00      $   .00


Return on average assets (1)         .84%       .73%             .66%         .56%         .65%         .82%

Return on average equity (1)       11.46%     10.03%            9.62%        9.81%       11.43%       14.88%


(1) Annualized

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:  None

         (b)  Reports on Form 8-K:

              On May 31, 1994, the Registrant filed a report on Form 8-K, pursuant to Item 5, disclosing the following:

              "On Form 10-Q for the quarterly period ended September 30, 1992 the Registrant reported that its sole subsidiary, Bank of New Hampshire (the "Bank"), agreed to a Capital Directive and entered into a Memorandum of Understanding with the Federal Deposit Insurance Corporation (the "FDIC") and State of New Hampshire Banking Department (the "State").

              On May 18, 1994, the Bank received written notification from the FDIC terminating the Capital Directive.

              Additionally, on May 26, 1994, the Bank received notification from the FDIC and the State terminating the Memorandum of Understanding."



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned thereunto duly authorized.



                                 BANK OF NEW HAMPSHIRE CORPORATION



Date:  August 3, 1994            /s/ Davis P. Thurber
                                 Davis P. Thurber, Chairman of the Board of
                                 Directors and President
                                 (Principal Executive Officer)



Date:  August 3, 1994            /s/ Gregory D. Landroche
                                 Gregory D. Landroche, Senior Vice President/
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)