Form 10-Q
period 1994-09-30
BANK OF NEW HAMPSHIRE CORP
filed 1994-11-08
CIK 313857

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

                                  0-9517
                          Commission File Number


                    BANK OF NEW HAMPSHIRE CORPORATION
          (Exact name of registrant as specified in its charter)


         NEW HAMPSHIRE                                        02-0346918
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



       300 Franklin Street
       Manchester, New Hampshire                                 03105
(Address of principal executive office)                       (Zip Code)


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

Indicate the number of shares outstanding of the issuer's common stock as of September 30, 1994:

Common Stock, $2.50 stated value, no par value, 4,064,103 shares.

                     BANK OF NEW HAMPSHIRE CORPORATION

                             TABLE OF CONTENTS


                                                             Page


CONSOLIDATED SELECTED FINANCIAL DATA                            3

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements:

            Consolidated Balance Sheets -
            September 30, 1994 and December 31, 1993          4

            Consolidated Statements of Income -
            Three and Nine-Month Periods Ended
            September 30, 1994 and 1993.                      5

            Consolidated Statements of Changes
            in Shareholders' Equity -
            Nine-Month Periods Ended
            September 30, 1994 and 1993.                      6

            Consolidated Statements of Cash
            Flows - Nine-Month Periods Ended
            September 30, 1994 and 1993.                      7

            Notes to Consolidated Financial
            Statements.                                       8

     Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.                                     9 - 22


PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.                 23


SIGNATURES                                                    23

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED SELECTED FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per share amounts)

Quarters Ended September 30                     1994            1993

Income Statement Data:
Net interest income                          $ 10,221        $  9,541
Provision for possible loan losses                415           1,050
Non-interest income                             2,523           2,384
Non-interest expense                            8,969           8,862
Income taxes                                    1,130             661
Net income                                      2,230           1,352
Per share amounts:
   Earnings per share                             .55             .40
   Cash dividends declared                        .10             .00
Market value per share
   High                                         29.00           19.75
   Low                                          25.25           15.00

Nine Months Ended September 30

Income Statement Data:
Net interest income                          $ 29,147        $ 30,056
Provision for possible loan losses              1,180           3,950
Non-interest income                             7,286           7,353
Non-interest expense                           26,591          26,351
Income taxes                                    2,718           2,353
Net income                                      5,944           4,755
Per share amounts:
   Earnings per share                            1.46            1.41
   Cash dividends declared                        .28             .00
Market value per share
   High                                         29.00           19.75
   Low                                          16.75           13.25

At September 30

Balance Sheet Data:
Loans                                        $527,712      $  546,776
Assets                                        958,806       1,000,929
Deposits                                      841,018         878,733
Shareholders' equity                           73,020          66,930
Book value per share                            17.97           16.46
Regulatory capital ratios:
   Risk-based capital ratios:
      Tier 1                                    15.46%          13.27%
      Total                                     16.72           14.54
   Leverage ratio                                7.52            6.81

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BANK OF HAMPSHIRE CORPORATION
CONSOLIDATED BALANCE SHEETS                           (Unaudited)
                                                     September 30,   December 31,
                                                        1994            1993

                                                        (Dollars in thousands,
ASSETS                                                 except per share amounts)
  Cash and due from banks                               $ 50,311      $ 60,999
  Federal funds sold and securities purchased under
    agreements to resell                                  64,000       105,000
        Total cash and cash equivalents                  114,311       165,999
  Securities:
    U.S. Treasury and other U.S. Government agencies     283,543       256,380
    State and municipal                                    2,908         1,215
    Other                                                  3,995           797
        Total securities                                 290,446       258,392
  Mortgages held for sale                                                1,978
  Loans:
    Commercial, financial and agricultural                55,527        55,430
    Real estate - commercial                             132,152       133,837
    Real estate - construction                             2,786         3,019
    Real estate - residential                            266,219       285,582
    Installment                                           71,028        46,975
        Total loans                                      527,712       524,843
        Less: Allowance for possible loan losses          13,014        14,581
           Net loans                                     514,698       510,262
  Premises and equipment                                  10,685        11,366
  Other real estate                                       12,525        13,393
  Other assets                                            16,141        15,329
  TOTAL ASSETS                                          $958,806      $976,719

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                                $146,094      $148,784
    Interest bearing                                     694,924       716,551
        Total deposits                                   841,018       865,335
  Federal funds purchased and securities sold under
    agreements to repurchase                              34,120        32,238
  Other borrowed funds                                     3,016         3,028
  Accrued expenses and other liabilities                   7,632         7,876
        Total liabilities                                885,786       908,477
  Shareholders' Equity:
    Preferred stock - no par value
      Authorized shares - 500,000; none issued
    Common Stock - stated value $2.50 per share
      Authorized shares - 6,000,000
      Issued and outstanding shares - 4,064,103 in 1994
        and 4,066,943 in 1993                             10,160        10,167
    Surplus                                               27,288        27,320
    Retained earnings                                     35,572        30,755
        Total shareholders' equity                        73,020        68,242
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $958,806      $976,719

See notes to consolidated financial statements.

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                             Quarters Ended       Nine Months Ended
                                             September 30,          September 30,
                                           1994        1993       1994        1993
                                          (In thousands, except per share amounts)
Interest income:
  Interest and fees on loans             $ 11,507    $ 12,490   $ 33,660    $ 39,625
  Interest on securities:
    Subject to federal taxes                3,249       2,089      8,570       5,952
    Exempt from federal taxes                  26          28         77          85
        Total interest on securities        3,275       2,117      8,647       6,037
  Other interest income                       666         761      2,164       1,787
        Total interest income              15,448      15,368     44,471      47,449

Interest expense:
  Deposits                                  4,959       5,605     14,715      16,799
  Borrowings                                  268         222        609         594
        Total interest expense              5,227       5,827     15,324      17,393
Net interest income                        10,221       9,541     29,147      30,056
  Provision for possible loan losses          415       1,050      1,180       3,950
Net interest income after provision
  for possbile loan losses                  9,806       8,491     27,967      26,106

Non-interest income:
  Trust fees                                  919         783      2,912       2,347
  Service charges on deposit accounts         861         821      2,464       2,343
  Securities gains                            165           2        165         182
  Other                                       578         778      1,745       2,481
        Total non-interest income           2,523       2,384      7,286       7,353

Non-interest expense:
  Salaries and employee benefits            4,872       4,504     13,718      13,185
  Net occupancy expense                       730         756      2,351       2,368
  Equipment expense                           457         475      1,361       1,368
  ORE expense                                 359         741      1,315       2,000
  FDIC insurance expense                      540         620      1,643       1,904
  Other                                     2,011       1,766      6,203       5,526

        Total non-interest expense          8,969       8,862     26,591      26,351
Income before income taxes                  3,360       2,013      8,662       7,108
Income taxes                                1,130         661      2,718       2,353

NET INCOME                               $  2,230    $  1,352   $  5,944    $  4,755

Average shares outstanding                  4,064       3,386      4,066       3,381

Per share amounts:
  Earnings per share                        $ .55       $ .40      $1.46       $1.41

  Cash dividends declared                   $ .10       $ .00      $ .28       $ .00

See notes to consolidated financial statements.

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)


                                                  1994          1993
                                                    (In thousands)

Balance, January 1                              $68,242       $50,545

Net income                                        1,703         1,891

Cash dividends declared                            (326)

Change in net unrealized gain on securities
  available-for-sale, net of tax                     85

Compensation cost of stock plan                      18            20

Balance, March 31                               $69,722       $52,456

Net income                                        2,011         1,512

Cash dividends declared                            (406)

Change in net unrealized gain on securities
  available-for-sale, net of tax                     12

Incentive stock plan issuance, net of
  forfeitures                                        (1)

Compensation cost of stock plan                       3            21

Balance, June 30                                $71,341       $53,989

Net income                                        2,230         1,352

Cash dividends declared                            (406)

Change in net unrealized gain on securities
  available-for-sale, net of tax                    (86)

Issuance of common stock                                       11,596

Compensation cost of stock plan                                    22

Repurchase and retirement of common stock           (59)          (29)

Balance, September 30                           $73,020       $66,930


See notes to consolidated financial statements.

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                   Nine Months Ended September 30,
                                                        1994           1993
                                                          (In thousands)
Cash Flows from Operating Activities:
  Net Income                                         $  5,944       $  4,755
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Provision for possible loan losses                    1,180          3,950
  Depreciation, amortization and accretion              2,235            719
  Net change in interest receivable and payable        (1,908)           (53)
  Securities gains                                       (165)          (182)
  Net gain on sales of mortgages                          (53)          (870)
  (Gains) losses on other real estate, net               (188)           531
  Other, net                                              348          1,465

    Net cash provided by operating activities           7,393         10,315

Cash Flows from Investing Activities:
  Sales of available-for-sale equity securities           233            657
  Maturities of debt securities held-to-maturity      113,344        145,602
  Purchases of debt securities held-to-maturity      (145,936)      (178,222)
  Proceeds from sales of mortgages                      8,214         33,690
  Proceeds from sales of other real estate              4,921          6,038
  Net cash (used for) from loans                      (15,671)        34,746
  Purchases of premises and equipment                    (541)        (1,015)

    Net cash (used for) provided by investing
      activities                                      (35,436)        41,496

Cash Flows from Financing Activities:
  Net (decrease) increase in demand deposits,
    NOW accounts, and savings accounts                 (1,025)        19,229
  Net decrease in certificates
    of deposit                                        (23,292)        (9,421)
  Net increase in short-term borrowings                 1,870          8,017
  Net proceeds from issuance of common stock                          11,596
  Repurchase and retirement of common stock               (60)           (29)
  Cash dividends paid                                  (1,138)
    Net cash (used for) provided by financing
      activities                                      (23,645)        29,392

(Decrease) increase in cash and cash equivalents      (51,688)        81,203

Cash and cash equivalents at January 1                165,999        126,584

Cash and cash equivalents at September 30            $114,311       $207,787

Income tax paid, net                                 $  1,820       $  1,351

Interest paid                                        $ 15,932       $ 17,296


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

In the opinion of Management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information contained herein have been made. Results for the nine months ended September
30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. The accounting policies followed by the Company are set forth below and in Note A to the consolidated financial statements in the 1993 Annual Report on Form 10-K (Exhibit 1) and should be read in conjunction with the information contained herein.

Note 2.  Securities - There was no cumulative effect on net income from adopting Statement of Financial Accounting Standards No. 115, "Accounting for
Certain Investments in Debt and Equity Securities," as of January 1, 1994.
The opening balance of shareholders' equity was increased by $85,000 (net of
$44,000 in deferred income taxes) to reflect the net unrealized gains on marketable equity securities classified as available-for-sale and previously carried at cost.  The following is a summary of held-to-maturity debt securities and available-for-sale equity securities at September 30, 1994, in thousands.
                                           Held-to-Maturity
                                           Debt Securities
                                                     Estimated
                                       Amortized       Fair
                                         Cost          Value

U.S. Treasury and other
  U.S. Government agencies             $283,543       $281,176
State and municipal                       2,908          2,903
Other                                       374            484
                                       $286,825       $284,563


                                  Available-for-Sale Equity Securities
                                          Gross        Gross        Estimated
                                        Unrealized   Unrealized        Fair
                              Cost        Gains        Losses         Value

Equity securities            $  3,605   $     38      $    (22)     $  3,621


During the nine months ended September 30, 1994, sales of available-for-sale equity securities totalled $233,000. Gains on sales of available-for-sale equity securities totalled $165,000 for the same period. The Company has no trading assets. The approximate market value of securities was $288.2 million and $258.6 million as of September 30, 1994 and December 31, 1993, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

For the Three and Nine-Month Periods Ended September 30, 1994 and 1993

OVERVIEW

Net Income

For the nine months ended September 30, 1994, the Company recorded net income of $5.9 million, or $1.46 per share, compared to net income of $4.8 million, or $1.41 per share, for the first nine months of 1993. The Company issued
690,000 shares of common stock on September 30, 1993 which had a dilutive effect of $.30 on per share earnings for the first nine months of 1994. The principal reason for the increase in net income for the first nine months of 1994 compared to the same period in 1993 was the decrease in credit costs.
The provision for possible loan losses recorded during the first nine months of 1994 was $1.2 million compared to a $4.0 million provision recorded during the first nine months of 1993. Other Real Estate ("ORE") expenses incurred during the first nine months of 1994 were $1.3 million compared to $2.0 million incurred during the first nine months of 1993. The lower credit costs were partially offset by the decrease in net interest income of $909,000 for the compared periods.

For the third quarter of 1994, the Company recorded net income of $2.2 million, or $.55 per share, compared to net income of $1.4 million, or $.40 per share, for the third quarter of 1993, a 65% increase. The issuance of 690,000 shares of common stock on September 30, 1993 had a dilutive effect of $.11 on 1994 third quarter earnings per share. The principal reason for the increase in net income for the third quarter of 1994 compared to the same period in 1993 was the decrease in credit costs. Also, net interest income for the 1994 third quarter totalled $10.2 million, an increase of $680,000 over last year's third quarter. A $415,000 provision for possible loan losses was recorded during the 1994 third quarter compared to a $1.1 million provision recorded during the third quarter of 1993, a decrease of $635,000.
ORE expenses totalled $359,000 in the 1994 third quarter compared to $741,000 in the third quarter of 1993, a decrease of $382,000.

FINANCIAL CONDITION

Loans

As shown in the following Table, total loans at September 30, 1994 were $527.7 million, an increase of $2.9  million from the 1993 year-end balance of $524.8 million. Sales of residential mortgages amounted to $8.2 million and $32.8 million during the first nine months of 1994 and 1993, respectively. In the first nine months of 1994, commercial loans including commercial real estate and construction loans decreased by $1.8 million and residential real estate loans decreased by $19.4 million. Installment loans increased by $24.1 million, primarily due to the purchase of $15.1 million in student loans. At
September 30, 1994, residential real estate loans totalled $266.2 million, or 50%, of the portfolio balance and included $251.1 million of loans secured by 1 to 4 family residential properties. The Company has no foreign loans or energy loans, and agricultural loans totalled only $8,000 at September 30, 1994.

                                           September 30,   December 31,
                                               1994            1993
                                                  (In thousands)
Loan portfolio by category

Commercial, financial and agricultural       $ 55,527       $ 55,430
Real estate - commercial                      132,152        133,837
Real estate - construction                      2,786          3,019
Real estate - residential                     266,219        285,582
Installment                                    71,028         46,975
   Total loans                               $527,712       $524,843


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

The Company had no mortgage loans held-for-sale at September 30, 1994 and $2.0 million at December 31, 1993. During 1992, Management implemented a plan to reduce the residential mortgage portfolio by selling qualified fixed rate loans in the secondary market, to the extent necessary to adjust the loan portfolio mix to desired levels. Management determined that, as of March 31, 1994, the residential mortgage portfolio was at the prescribed level and remained at that level as of September 30, 1994.

Nonperforming Assets

The following Table provides information with respect to the Company's past due, restructured and nonaccrual loans and the components of nonperforming assets for the periods indicated.

                                        September 30,    December 31,
                                            1994             1993
                                                (In thousands)

Nonaccrual loans                          $10,911          $13,039
Loans 90 days or more past due and
  still accruing interest                   2,041            2,006
Loans whose terms are restructured          1,259            1,012
    Total nonperforming loans              14,211           16,057
Other real estate (ORE)                    12,525           13,393
    Total nonperforming assets            $26,736          $29,450


At September 30, 1994 the nonaccrual loan balance of $10.9 million included
$10.0 million in real estate loans, $881,000 in commercial loans, and $32,000 in installment loans. At September 30, 1994, loans 90 days past due and still accruing interest were $2.0 million and included loans secured by real estate which totalled $1.4 million, commercial loans which totalled $330,000 and installment debt of $263,000. Although restructured loans have not been material, amounting to $1.3 million as of September 30, 1994, Management has encouraged them when the restructuring is likely to result in a paying credit for the remainder of the restructured term.

The ORE balance at September 30, 1994 of $12.5 million consists of $10.6 million in properties actually foreclosed on with the remaining $1.9 million representing "in-substance" foreclosures ("ISF"). The ORE balance consists of $8.3 million of commercial properties, $2.6 million of residential properties, and $1.6 million of sub-divided lots and undeveloped land.


The following Table summarizes the real estate operations of property held for sale for the three and nine-month periods ended September 30, 1994 and 1993.

                                         Quarters Ended      Nine Months Ended
                                          September 30         September 30
                                        1994       1993      1994        1993
                                                   (In thousands)
Balance, beginning of period          $13,863    $17,021    $13,743   $16,424
Additions during the period               482        835      4,363     5,877
ORE losses                                (49)      (125)      (285)   (1,131)
ORE sales                              (1,323)    (3,241)    (4,560)   (6,006)
Other, net                               (180)      (341)      (468)   (1,015)
                                       12,793     14,149     12,793    14,149
Allowance for possible ORE losses        (268)                 (268)
Balance, end of period                $12,525    $14,149    $12,525   $14,149

An analysis of the changes in the allowance for possible ORE losses for the three and nine-month periods ended September 30, 1994 and 1993 is as follows:

                                         Quarters Ended      Nine Months Ended
                                          September 30         September 30
                                       1994         1993     1994        1993
                                                   (In thousands)
Balance, beginning of period          $   272      $    39   $   350  $   568
ORE losses                                             (39)     (100)    (568)
Other                                      (4)                    18
Balance, end of period                $   268      $     0   $   268  $     0

The following Table summarizes the components of ORE expense for the three and nine-month periods ended September 30, 1994, and 1993:

                                         Quarters Ended      Nine Months Ended
                                          September 30         September 30
                                       1994         1993     1994        1993
                                                    (In thousands)
Valuation adjustments:
  ORE losses                          $    49      $    86   $   185  $   563
  Net (gain) loss on ORE sales           (191)         (68)     (373)     (32)
                                         (142)          18      (188)     531
General carrying costs                    501          723     1,503    1,469
ORE expense                           $   359      $   741   $ 1,315  $ 2,000

General carrying costs include legal fees, real estate taxes, maintenance, appraisals, insurance and miscellaneous other costs. See "Non-Interest Expense."

Gross gains and losses for the three and nine-month periods ended September 30, 1994 and 1993 were as follows:

                                         Quarters Ended      Nine Months Ended
                                          September 30         September 30
                                       1994         1993     1994        1993
                                                    (In thousands)
Gross gains on ORE sales              $  (251)     $  (211)  $  (605) $  (360)
Gross losses on ORE sales                  60          143       232      328
Net (gain) loss on ORE sales          $  (191)     $   (68)     (373) $   (32)

Allowance for Possible Loan Losses ("APLL")

The APLL is available for future loan losses. The APLL as a percent of total nonperforming assets was 49% at September 30, 1994 and 45% at September 30, 1993. The APLL as a percent of nonaccrual loans was 119% and 99% at September 30, 1994 and 1993, respectively. The APLL as a percent of nonperforming loans was 92% at September 30, 1994 and 79% at September 30, 1993. Management believes the APLL is adequate as of September 30, 1994.

An analysis of the APLL for the three and nine-month periods ended September 30, 1994 and 1993 is as follows:

                                         Quarters Ended      Nine Months Ended
                                          September 30         September 30
                                        1994         1993     1994       1993
                                                     (In thousands)

Balance, beginning of period            $13,090    $15,059   $14,581  $16,619
  Provision for possible loan losses        415      1,050     1,180    3,950
  Loan losses:
    Commercial, financial and
      agricultural                           (6)      (220)     (669)    (953)
    Real estate - commercial               (475)      (220)     (852)  (1,424)
    Real estate - construction                         (62)              (202)
    Real estate - residential              (452)      (915)   (2,305)  (3,391)
    Installment                            (167)      (249)     (376)    (673)
        Total loan losses                (1,100)    (1,666    (4,202)  (6,643)
  Recoveries:
    Commercial, financial and
      agricultural                           84        167       548      314
    Real estate - commercial                375         35       396      211
    Real estate - construction                5                   23        5
    Real estate - residential                61         71       234       90
    Installment                              84        127       254      297
        Total recoveries                    609        400     1,455      917
    Net loan losses                        (491)    (1,266    (2,747)  (5,726)
Balance, end of period                  $13,014    $14,843   $13,014  $14,843


Securities

Securities totalled $290.4 million at September 30, 1994 and $258.4 million at December 31, 1993. The portfolio consists principally of U.S. Treasury instruments and high-grade municipal obligations with an overall average maturity of thirteen months. Federal funds sold and securities purchased under agreements to resell totalled $64.0 million at September 30, 1994, compared to $105.0 million at year-end 1993, reflecting substantial liquidity in the Bank's balance sheet.

Held-to-maturity debt securities totalled $286.8 million in amortized cost at September 30, 1994. Equity securities classified as available-for-sale had an estimated fair value of $3.6 million on September 30, 1994, including a net unrealized gain of $16,000.

Deposits

Deposits of $841.0 million at September 30, 1994 decreased $24.3 million, or 2.8%, from $865.3 million at December 31, 1993. Interest bearing deposit balances at September 30, 1994 totalled $694.9 million compared to $716.6 million at year-end 1993, a decrease of $21.7 million. The decrease occurred primarily in time deposits ($23.3 million), NOW accounts ($3.6 million) and money market accounts ($3.1 million) and was offset somewhat by increases in savings deposits ($8.4 million). Demand deposits decreased by $2.7 million through September 30, 1994 compared to the 1993 year-end balance of $148.8 million.

The following Table presents the various types of deposit balances at September 30, 1994 and at December 31, 1993.

                                     September 30,      December 31,
                                         1994               1993
                                              (In thousands)

Demand deposits                        $146,094          $148,784
NOW accounts                            135,178           138,822
Savings deposits                        305,596           297,205
Money market accounts                    51,265            54,347
Time deposits of $100,000 or more         9,380            11,641
Other time deposits                     193,505           214,536
    Total deposits                     $841,018          $865,335

Capitalization

The following Table presents the consolidated regulatory capital ratios of the Company at September 30, 1994 and December 31, 1993.

                                    Regulatory    September 30,   December 31,
                                      Minimum         1994            1993

Regulatory Capital Ratios:

  Leverage ratio                      3.00%(1)        7.52%           6.78%
  Tier 1 risk-based ratio             4.00           15.46           14.31
  Total risk-based ratio              8.00           16.72           15.59


The following Table presents the regulatory capital ratios of the Bank at September 30, 1994 and December 31, 1993.

                                    Regulatory    September 30,   December 31,
                                      Minimum         1994            1993

Regulatory Capital Ratios:

  Leverage ratio                      3.00%(1)        6.89%           6.09%
  Tier 1 risk-based ratio             4.00           14.19           12.88
  Total risk-based ratio              8.00           15.46           14.16


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

Net interest income for the nine months ended September 30, 1994, totalled $29.3 million compared to $30.2 million for the nine months ended September 30, 1993. Net interest income changes are caused by interest-rate movements, changes in the amounts and the mix of earning assets and interest bearing liabilities, and changes in the amounts of non-earning assets and non-interest bearing liabilities. For the first nine months of 1994, the $961,000 decrease in net interest income was primarily due to lower average balances in the loan portfolio and lower rates earned on loans. For the first nine months of 1994, the interest rate spread and net interest margin equalled 4.05% and 4.49%, respectively, compared to 4.33% and 4.71%, respectively, for the nine months ended September 30, 1993. Interest rate spread is the average yield earned on total earning assets less the average rate paid for interest bearing liabilities. Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

Average interest earning assets totalled $872.4 million for the first nine months of 1994, an increase of $13.7 million compared to the 1993 comparable period. Average loans, however, totalled $516.6 million for the first nine months of 1994, a decrease of $70.2 million compared to the 1993 comparable period. The increase in average interest earning assets consists primarily of $84.7 million in taxable investment securities. The yield on average interest earning assets for the first nine months of 1994 equalled 6.83%, a decrease of 59 basis points from the comparable 1993 yield of 7.42%. The decrease in yield was offset somewhat by lower interest rates paid on deposits and borrowings in the first nine months of 1994 compared to 1993. Rates paid on deposits and borrowings decreased from 3.09% in the first nine months of 1993 to 2.78% in the comparable 1994 period. Average interest bearing liabilities totalled $737.5 million for the first nine months of 1994, a decrease of $14.8 million from the comparable 1993 total.

Third quarter net interest income increased from $9.6 million in 1993 to $10.3 million in 1994. This increase of $660,000 is the result of higher rates earned on taxable securities and federal funds sold and securities purchased under agreements to resell, lower rates paid, overall, on interest bearing liabilities and lower average interest bearing balances. The interest rate spread for the 1994 and 1993 third quarters was 4.22% and 3.99%, respectively. The net interest margin was 4.68% and 4.38% for the 1994 and 1993 compared quarters, respectively. The Company's net interest margin was higher in third quarter of 1994 (4.68%) as compared to the first and second quarters of 1994 (4.29%) and (4.49%), respectively.

Average interest earning assets totalled $870.3 million for both the 1994 and 1993 third quarters. Average loans decreased $40.1 million and average federal funds sold and securities purchased under agreements to resell decreased $39.4 million compared to last year's third quarter balances. However, average taxable securities totalled $289.7 million for the 1994 third quarter, an increase of $79.2 million compared to 1993. The yield on average interest earning assets for the 1994 third quarter was $7.06% compared to 7.03% last year. Rates paid on deposits and borrowings decreased from 3.04% in the third quarter of 1993 to 2.84% this year, a decrease of 20 basis points. Average interest bearing liabilities totalled $730.5 million for the 1994 third quarter, a decrease of $28.8 million from the third quarter of last year.

Provision for Possible Loan Losses

The amount of the provision for possible loan losses is recommended by Management and is then reviewed and approved quarterly by the Board of Directors of the Company based on its assessment of the size, composition and quality of the loan portfolio and the adequacy of the APLL in relation to the risks within the loan portfolio.

The provision for possible loan losses for the first nine months of 1994 was $1.2 million compared to $4.0 million during the first nine months of 1993. Net loans charged off for the nine months ended September 30, 1994 and 1993 were $2.7 million and $5.7 million, respectively. In connection with determining the appropriate amount of the provision for possible loan losses for any period, Management evaluates the current financial condition of specific borrowers, the general economic climate, loan portfolio composition, concentration of credits, loan loss history, adequacy of collateral, the trends and amounts of nonaccrual and past due loans and estimation of future potential losses and the level of the Company's APLL. Management will continue to utilize the aforementioned criteria to monitor and analyze loan quality in future periods and will provide for possible loan losses accordingly.

The provision for possible loan losses for the third quarter of 1994 was $415,000 compared to $1.1 million during the third quarter of 1993. Net loans charged off for the three month periods ended September 30, 1994 and 1993 were $491,000 and $1.3 million, respectively.

Non-Interest Income

Non-interest income decreased by $67,000 for the nine months ended September 30, 1994 compared with last year's total for the comparable period of $7.4 million. This decrease was principally attributable to lower net gains on mortgage sales of $816,000 and net securities gains of $17,000. Trust fee income increased by $565,000, or 24%, from the $2.3 million earned during the nine months ended September 30, 1993. Service charges on deposit accounts were $121,000 higher for the nine months ended September 30, 1994 compared to 1993.

Non-interest income increased $139,000 for the third quarter of 1994 over last year's total of $2.4 million. Other non-interest income decreased, however, by $200,000 primarily due to lower net gains on mortgage sales of $203,000. However, securities gains increased $163,000, trust fees increased $136,000 and service charges on deposit accounts increased $40,000.

Non-Interest Expense

Non-interest expense increased $240,000 to $26.6 million for the nine months ended September 30, 1994 compared to the 1993 period. This increase was primarily due to other miscellaneous non-interest expense which totalled $6.2 million for the nine months ended September 30, 1994, an increase of $677,000. This increase consists of higher legal and professional fees ($356,000), general insurance expenses ($80,000), service bureau expenses ($84,000), marketing expenses ($117,000), ATM processing fees ($81,000), and other miscellaneous expenses. ORE expense decreased by $685,000 for the 1994 nine-month period compared to the 1993 nine-month period total of $2.0 million.
The 1994 and 1993 ORE expense for the nine-month periods consisted of general carrying costs of $1.5 million for each year, further write-downs to fair value for various properties of $185,000 and $563,000, respectively, and a net gain on ORE sales of $373,000 in 1994 compared to $32,000 in 1993. ORE losses charged to the allowance for possible ORE losses amounted to $100,000 and $568,000 in the 1994 and 1993 nine-month periods, respectively. No provisions for possible ORE losses were recorded for the nine-months ended September 30,

1994 and 1993. FDIC insurance expense totalled $1.6 million for the nine months ended September 30, 1994, a decrease of $261,000, or 14%, over the comparable 1993 period, reflecting the decreased premium rate charged on applicable deposits. Salaries and employee benefits increased by $533,000. Occupancy and equipment costs decreased by $24,000 to $3.7 million from the 1993 comparable period.

Non-interest expense increased $107,000 for the third quarter of 1994 compared with last year's total for the comparable period of $8.9 million. Salaries and employee benefits increased $368,000. Occupancy and equipment costs were $1.2 million for both the 1994 and 1993 third quarters. ORE expense decreased by $382,000 compared to the prior year third quarter total of $741,000. The 1994 and 1993 third quarter ORE expense consists of general carrying costs of $501,000 and $723,000, respectively, and further write-downs to fair value for various properties of $49,000 and $86,000, respectively. There were no provisions for possible ORE losses recorded or write-downs charged to the allowance for possible ORE losses in the 1994 third quarter. Write-downs charged to the allowance for possible ORE losses totalled $39,000 in the 1993 third quarter. FDIC insurance expense decreased by $80,000 for the third quarter and reflects the lower premium rate charged on applicable deposits. Other non-interest expense increased by $245,000 due primarily to higher marketing expenses ($54,000), legal and professional expenses ($56,000), student loan origination fees ($75,000), service bureau expenses ($31,000), ATM processing fees ($24,000), telephone expenses ($25,000), and other miscellaneous expenses.

Income Tax Expense

Income taxes for the first nine months of 1994 and 1993 totalled $2.7 million and $2.4 million, respectively, on 1994 pre-tax income of $8.7 million and 1993 pre-tax income of $7.1 million. The effective tax rate was 31% and 33% for the nine months ended September 30, 1994 and 1993, respectively. The SFAS 109 valuation allowance which totalled $198,000 at December 31, 1993, was reversed during the 1994 first quarter resulting in a reduction in income tax expense.

AVERAGE BALANCES AND RATES -
FULLY TAXABLE EQUIVALENT BASIS
QUARTERLY SUMMARY

                                                                               1994
                                             3rd Quarter            2nd Quarter                1st Quarter
(In thousands)                               Avg Balance    Rate    Avg Balance    Rate        Avg Balance    Rate
ASSETS
Interest earning assets:
  Loans (1)                                  $518,157       8.83%   $511,928      8.69%        $519,566      8.67%
  Taxable securities                          289,680       4.45     281,454      4.16          255,100      3.81
  Non-taxable securities                        2,944       5.39       3,057      5.64            2,168      6.55
  Federal funds sold and securities
    purchased under agreements to resell       59,536       4.44      78,148      3.88           94,487      3.19
Total interest earning assets                 870,317       7.06     874,587      6.80          871,321      6.65
Non-interest earning assets:
  Cash and due from banks                      52,694                 56,095                     55,377
  Premises and equipment, net                  10,770                 11,041                     11,201
  Other assets                                 29,118                 28,951                     28,866
  Less allowance for possible loan losses     (13,395)               (13,750)                   (14,694)

Total assets                                 $949,504               $956,924                   $952,071

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits                           $490,648       2.38    $493,573      2.23         $485,317      2.23
  Certificates of deposit of $100,000
    or more                                     9,467       3.65      10,262      3.64           11,517      3.70
  Other time deposits                         194,882       3.92     203,024      3.95          212,233      4.11
  Federal funds purchased and securities
    sold under agreements to repurchase        32,855       2.86      29,666      2.15           30,886      1.79
  Other borrowed funds                          2,643       4.65       2,879      3.76            2,785      2.77
Total interest bearing liabilities            730,495       2.84     739,404      2.72          742,738      2.77
Non-interest bearing liabilities:
  Demand deposits                             138,736                138,464                    131,659
  Other liabilities                             8,281                  8,656                      8,801
Total liabilities                             877,512                886,524                    883,198
Shareholders' equity                           71,992                 70,400                     68,873
Total liabilities and shareholders' equity   $949,504               $956,924                   $952,071
Interest rate spread                                        4.22%                 4.08%                      3.88%
Net interest margin                                         4.68%                 4.49%                      4.29%

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

AVERAGE BALANCES AND RATES -
FULLY TAXABLE EQUIVALENT BASIS
QUARTERLY SUMMARY

                                                                                      1993
                                           4th Quarter            3rd Quarter            2nd Quarter            1st Quarter
(In thousands)                             Avg Balance   Rate     Avg Balance   Rate     Avg Balance   Rate     Avg Balance   Rate
ASSETS
Interest earning assets:
  Loans (1)                                $533,943      8.94%    $558,295      8.91%    $590,420      9.06%    $611,586     9.21%
  Taxable securities                        258,372      3.80      210,472      3.94      179,314      4.18      183,227     4.42
  Non-taxable securities                      2,492      6.53        2,566      6.65        2,569      6.87        2,227     7.65
  Federal funds sold and securities
    purchased under agreements to resell    102,127      3.04       98,903      3.05       79,753      3.01       56,495     3.07
Total interest earning assets               896,934      6.78      870,236      7.03      852,056      7.46      853,535     7.77
Non-interest earning assets:
  Cash and due from banks                    58,889                 58,408                 56,846                 52,926
  Premises and equipment, net                11,434                 11,668                 11,808                 11,415
  Other assets                               29,587                 32,066                 32,065                 34,061
  Less allowance for possible loan losses    15,467                 15,780                 15,750                 16,802

Total assets                               $981,377               $956,598               $937,025               $935,135

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits                         $491,194      2.34     $484,113      2.59     $476,539      2.61     $474,238     2.61
  Certificates of deposit of $100,000
    or more                                  13,209      3.57       13,087      3.58       12,939      3.63       12,348     3.71
  Other time deposits                       217,522      4.11      220,628      4.19      222,918      4.25      227,320     4.37
  Federal funds purchased and securities
    sold under agreements to repurchase      40,474      1.88       37,705      2.10       30,692      2.08       32,854     2.10
  Other borrowed funds                        2,494      3.18        3,727      2.34        4,002      2.10        3,891     2.19
Total interest bearing liabilities          764,893      2.84      759,260      3.04      747,090      3.09      750,651     3.14
Non-interest bearing liabilities:
  Demand deposits                           140,672                133,762                127,427                123,478
  Other liabilities                           8,298                  8,914                  9,451                  9,466
Total liabilities                           913,863                901,936                883,968                883,595
Shareholders' equity                         67,514                 54,662                 53,057                 51,540
Total liabilities and shareholders' equity $981,377               $956,598               $937,025               $935,135
Interest rate spread                                     3.94%                  3.99%                  4.37%                 4.63%
Net interest margin                                      4.36%                  4.38%                  4.75%                 5.01%

(1) For the calculation of rates earned on loans, nonaccrual and restructured loans are included in the average balance.

NONPERFORMING ASSETS
QUARTERLY SUMMARY

                                              1994                                      1993
                                   Third    Second     First       Fourth        Third       Second        First
(In thousands)                    Quarter   Quarter   Quarter      Quarter      Quarter      Quarter      Quarter

Nonaccrual                        $10,911   $12,088   $13,435      $13,039      $15,004      $15,030      $16,796

90 days or more past due
  and still accruing                2,041     2,603     4,144        2,006        2,768        2,609        2,589

Restructured                        1,259       281       602        1,012          963        1,505        1,576

    Total nonperforming loans      14,211    14,972    18,181       16,057       18,735       19,144       20,961

Other real estate                  12,525    13,591    12,888       13,393       14,149       16,982       16,554

    Total nonperforming assets    $26,736   $28,563   $31,069      $29,450      $32,884      $36,126      $37,515

Nonperforming loans as a
  percent of total loans            2.69%     2.92%     3.54%        3.06%        3.43%        3.33%        3.48%

Nonperforming assets as a
  percent of total loans            5.07%     5.57%     6.05%        5.61%        6.01%        6.28%        6.23%

Allowance for possible loan
  losses as a percent of
  nonperforming assets                49%       46%       44%          50%          45%          42%          43%

QUARTERLY INCOME SUMMARY -
FULLY TAXABLE EQUIVALENT BASIS
(In thousands, except per share data)

                                             1994                                       1993
                                   Third    Second     First       Fourth        Third       Second        First
                                  Quarter   Quarter   Quarter      Quarter      Quarter      Quarter      Quarter
Interest income                   $15,489  $14,817    $14,286      $15,329      $15,429      $15,846      $16,347
Interest expense                    5,227    5,019      5,078        5,477        5,827        5,754        5,812

Net interest income                10,262    9,798      9,208        9,852        9,602       10,092       10,535
Less tax equivalent adjustment         41       47         33           59           61           59           53
Provision for possible loan
  losses                              415      365        400          250        1,050        1,400        1,500
Non-interest income                 2,523    2,379      2,384        2,471        2,384        2,721        2,248
Non-interest expense                8,969    8,733      8,889        9,592        8,862        9,095        8,394

Income before income taxes          3,360    3,032      2,270        2,422        2,013        2,259        2,836
Income taxes                        1,130    1,021        567          785          661          747          945

Net income                        $ 2,230  $ 2,011    $ 1,703      $ 1,637      $ 1,352      $ 1,512      $ 1,891

Earnings per share                $   .55  $   .49    $   .42      $   .40      $   .40      $   .45      $   .56

Dividends per share               $   .10  $   .10    $   .08      $   .08      $   .00      $   .00      $   .00

Return on average assets (1)         .93%     .84%       .73%         .66%         .56%         .65%         .82%

Return on average equity (1)       12.29%   11.46%     10.03%        9.62%        9.81%       11.43%       14.88%


(1) Annualized

                            PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits required by Item 601 of Regulation S-K are listed on the Exhibits Index on page 24 of this report and are filed herewith.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1994.



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned thereunto duly authorized.



                                 BANK OF NEW HAMPSHIRE CORPORATION



Date:  November 8, 1994          /s/ Paul R. Shea
                                 Paul R. Shea, Senior Executive Vice President



Date:  November 8, 1994          /s/ Gregory D. Landroche
                                 Gregory D. Landroche, Executive Vice
                                 President/Chief Financial Officer and
                                 Treasurer

                              EXHIBITS INDEX

                 Filed as part of this Report on Form 10-Q


Part I
Exhibit No.           Description                        Page No.

   27                 Financial Data Schedule               25


Part II
Exhibit No.           Description                        Page No.

   99                 Consolidated Statement of Income      26

                                EXHIBIT 99


Pursuant to the Underwriting Agreement for the Registration Statement on Form S-2, dated September 23, 1993, an earnings statement (in form complying with the provisions of Rule 158 under the Securities Act of 1933) is presented for the twelve-month period beginning not later than the first day of the Company's fiscal quarter next following the effective date of the Registration Statement.

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)
                                                   Twelve Months Ended
                                                   September 30, 1994

Interest income:
  Interest and fees on loans                            $45,643
  Interest on securities:
    Subject to federal taxes                             11,047
    Exempt from federal taxes                               104
        Total interest on securities                     11,151
     Other interest income                                2,947
        Total interest income                            59,741

Interest expense:
  Deposits                                               19,981
  Borrowings                                                820
        Total interest expense                           20,801
Net interest income                                      38,940
  Provision for possible loan losses                      1,430
Net interest income after provision
  for possible loan losses                               37,510

Non-interest income:
  Trust fees                                              3,886
  Service charges on deposit accounts                     3,302
  Securities gains                                          165
  Other                                                   2,404
        Total non-interest income                         9,757

Non-interest expense:
  Salaries and employee benefits                         18,184
  Net occupancy expense                                   3,026
  Equipment expense                                       1,832
  ORE expense                                             2,583
  FDIC insurance expense                                  2,263
  Other                                                   8,295
        Total non-interest expense                       36,183
Income before income taxes                               11,084
Income taxes                                              3,503

NET INCOME                                              $ 7,581

Average shares outstanding                                4,066

Per share amounts:
  Earnings per share                                      $1.86

  Cash dividends declared                                 $ .36