Form 10-K
BANK OF NEW HAMPSHIRE CORP
filed 1995-03-24
CIK 313857

                                FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994

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

    Common Stock, no par value, with a stated value of $2.50 per share
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports re-

quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of common stock held by nonaffiliates of the registrant was $79,347,424, based upon the reported closing price per share on March 15, 1995 of $23.00. The Registrant, solely for the purpose of this required presentation, has deemed the Rule 13 d-5(b)(1) Group, (Thurber Family, so called,) to be affiliates, and deducted from its outstanding shares in determining the aggregate market value, their beneficial holdings of 614,268 shares or $14,128,164.

Number of Shares Outstanding at March 24, 1995 - 4,064,156 shares



DOCUMENTS INCORPORATED BY REFERENCE


Sections of the Company's 1994          Part I, Items 1 and 2
Annual Report to Shareholders           Part II, Items 5, 6, 7, and 8; and
                                        Part IV, Item 14

Sections of the Company's               Part III, Items 10, 11, 12 and 13
Proxy Statement, 1995 Annual Meeting
   of Shareholders

                                   INDEX


Name of Item                                                          Page

                                  PART I

ITEM 1.    BUSINESS                                                      4
             Table of Contents of Statistical Information               11
ITEM 2.    PROPERTIES                                                   25
ITEM 3.    LEGAL PROCEEDINGS                                            25
ITEM 3A.   EXECUTIVE OFFICERS OF THE COMPANY                            25
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          26


                                  PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS                                        26
ITEM 6.    SELECTED FINANCIAL DATA                                      26
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                        26
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  27
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                          27


                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY              27
ITEM 11.   EXECUTIVE COMPENSATION                                       28
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                                             28
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               28


                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K                                                28



                                SIGNATURES

SIGNATURES                                                              30

                                  PART I


ITEM 1.  BUSINESS

THE COMPANY

Bank of New Hampshire Corporation (the "Company") is a registered bank holding company incorporated in 1979 under New Hampshire law. The Company is regulated by the State of New Hampshire Banking Department and by the Federal Reserve System and transacts its business through its only subsidiary, Bank of New Hampshire (the "Bank"), a state-chartered commercial bank organized under New Hampshire law, headquartered, along with the executive offices of the Company, at 300 Franklin Street, Manchester, New Hampshire 03105 (telephone 603-624-6600).

The Company employs approximately 500 employees and conducts its business through twenty-nine offices of the Bank located throughout the southern, central, seacoast, and lakes regions of New Hampshire, which areas contain approximately 80% of the State's population.

On Saturday, January 21, 1995, a fire forced a temporary closing of its branch office in downtown Dover. The loss was insured. Management expects that repairs and renovations to the office will take several months to complete and has provided temporary alternative banking facilities for customers.

BUSINESS OF THE COMPANY

The Company, primarily, provides management resources to the Bank. The Bank is a full service commercial bank engaged in providing a wide variety of financial services to New Hampshire individuals, businesses and governments, including commercial and real estate lending; retail banking; consumer finance; mortgage origination, sales and servicing; cash management; and trust and investment services. Through its Trust and Investment Services Division, the Bank administers estates, personal and corporate trusts, and provides fiduciary services to individuals, businesses, and governments. The Bank also offers electronic banking services through a network of twenty-three ATMs.
The Bank maintains a centralized data processing facility at its Data Services Center located in Manchester, New Hampshire.

Activities in which the Company and the Bank are presently engaged or which they may undertake in the future are subject to certain statutory and regula-

tory restrictions. Banks and bank holding companies are extensively regulated under both federal and state law. There are various legal limitations upon the extent to which the Bank can finance or otherwise supply funds to the Company. In addition, there are certain regulatory limitations on the payment of dividends by the Company and by the Bank. See "SUPERVISION AND REGULATION" and "Dividends and Dividend Policy" on pages 5 and 7 of this Report.

COMPETITION AND INDUSTRY CONSOLIDATION

The business of the Bank is extremely competitive. In addition to competing actively with other commercial banks in its market area for deposits and loans, the Bank competes with larger commercial banks located outside of New Hampshire. The Bank also competes with other financial institutions, including mutual and stock savings banks, savings and loan associations, finance companies and credit unions. In addition, it competes with non-banking institutions including insurance companies and other financial services organizations. Competition among financial institutions is based upon product pricing, customer service, convenience of banking locations and a variety of other factors. At December 31, 1994, the Bank's deposits totalled

$825.9 million, which represents approximately 5.5% of the total time, savings and demand deposits of all banks, state co-operatives and savings and loan's in New Hampshire.

The banking industry has been experiencing continued consolidation in New Hampshire and in other states. The Company, from time to time, may investigate possible future acquisitions of deposits and banking assets which could strengthen the Company and enhance market coverage within New Hampshire. No agreements presently exist regarding possible future acquisitions.

SUPERVISION AND REGULATION

The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA") and is subject to supervision by the State Banking Department and by the Board of Governors of the Federal Reserve ("FRB"). The Company is required to file quarterly reports and certain other information with the Federal Reserve Bank of Boston ("FRBB"). The FRBB also examines the Company.

The Bank is a state-chartered institution and is not a member of the FRB system. The Bank is, therefore, subject to supervision, regulation and examination by both the FDIC and the State Banking Department. Deposits in the Bank are insured by the FDIC to the extent allowed by law.

Several of the more significant regulatory provisions applicable to bank holding companies and banks to which the Company and the Bank are subject are noted below. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation could have a material effect on the Company's business.

NEW LEGISLATION

Interstate Banking Efficiency Act

On September 29, 1994, the Federal government enacted the Interstate Banking Efficiency Act, which authorizes nationwide banking and branching. Under the new federal law, subject to states' rights and Community Reinvestment Act provisions, nationwide banking will be permitted one year after enactment, and nationwide branching will be permitted after June 1, 1997.

Interstate Banking

Under the new law, one year after enactment, bank holding companies will be allowed to acquire banking subsidiaries anywhere in the country. States cannot opt out of the interstate banking provisions. However, states can require that the target institution be above a certain age, though that age cannot exceed five years. A bank holding company will not be allowed to control more than 10% of the nationwide total or more than 30% of the state total amount of insured deposits. States may waive the 30% limit or set their own limit, subject to certain restrictions. In addition, the 30% limit does not apply to mergers of affililated banks nor to the acquisition of deposits, already exceeding the 30% limit, by an acquiror new to the state. The FRB, however, can waive any interstate restriction, if necessary, in a troubled bank acquisition.

Interstate Branching

Under the new law, states are permitted to authorize out-of-state banks to open de novo (new) branches in their states. De novo branching across state lines is otherwise generally barred. Similarly, acquisitions of branches across state lines are barred unless authorized by state law. One year after enactment, banks will be allowed to accept deposits, close and service loans and accept loan payments on behalf of affiliated banks from other states, in effect a preview of interstate branching. However, banks cannot originate loans or open deposit accounts on an affiliates behalf.

After June 1, 1997, bank holding companies are allowed to convert all or part of their branch networks into interstate branches. They can also acquire banks in other states concurrent with converting them to branches. States now have three options (i) opt-in before June 1, 1997 (ii) opt-out by May 31, 1997 or (iii) accept the provisions of the new law based on the federal timetable. The selection of option (ii) above would bar branching in their state and also bar in-state banks from branching into other states or acquiring banks across state lines. Bank holding companies that convert their banks into branches across state lines retain the branching capacity of the original banks in their respective states.

Other Provisions

Under the new law, Federal regulators must implement regulations which prevent interstate branching from being used to create "deposit production offices"; the FRB must conduct an annual survey of banks' fees for retail financial services; the FDIC can revive an expired state statute of limitations if the statute expired within five years of the FDIC's takeover of a failed bank only in cases of fraud, intentional misconduct leading to personal enrichment or intentional misconduct leading to substantial loss to the bank; the General Accounting Office must compile a report on the efficiency of current reporting requirements in light of nationwide interstate banking and branching; and the Secretary of the Treasury must establish a commission to study the U.S. financial services systems' strengths and weaknesses in meeting customer needs.

The Company is reviewing the new law, but its impact is not determinable at this time. The New Hampshire legislature is in the process of considering a bill to address the options allowed under the new law.

BANK HOLDING COMPANY REGULATION

Acquisitions by Bank Holding Companies

The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank, or merging or consolidating with another bank holding company, without prior approval of the FRB. Restrictions also apply to similar acquisition of shares of stock of the Company by other bank holding companies.

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

Control of Bank Holding Companies

The Change in Bank Control Act (the "CBCA") requires notice to and approval by the FRB prior to the acquisition by any person or entity of "control" of a bank holding company. The CBCA defines "control" as the power, directly or indirectly, to vote 25% or more of any class of voting securities. The FRB has promulgated regulations pursuant to which it presumes that one has "control" of a bank holding company if one owns, controls, or holds with the power to vote 10% or more of any class of voting securities of a publicly-traded bank holding company.

New Hampshire law currently may restrict acquisitions of control of New Hampshire bank holding companies. The Board of Directors of individual banks or bank holding companies may adopt regulations which, upon filing with the State Banking Department, prohibit acquisitions by out-of-state banks. Neither the Company's nor the Bank's Board has taken action with regard to these resolutions.

Capital Adequacy

The FRB uses risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies. Such guidelines require bank holding companies to maintain risk-based capital ratios substantially similar to those required for state banks, as described below. In addition to the risk-based capital guidelines, the FRB and the FDIC require the use of the leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. Bank holding companies are required to maintain a leverage ratio of 3.0% plus an additional cushion of at least 100 to 200 basis points.

Information concerning the Company and the Bank with respect to capital is set forth in Management's Financial Review - "Consolidated Balance Sheet" and "Capital Resources", contained in the Company's 1994 Annual Report to Shareholders on pages 12 and 20, respectively, filed as Exhibit 13, which is incorporated herein by reference.

Dividends and Dividend Policy

The Company is a legal entity separate and distinct from the Bank. The Company's revenues (on a Parent Company only basis) result, in part, from dividends paid to the Company by the Bank. During 1994, the Bank paid $1.0 million in dividends to the Company. The right of the Company, and its creditors and shareholders, to participate in any distribution of the assets of the Bank is subject to the prior claims of creditors of the Bank, including depositors.

The Company's dividend policy with respect to its common stock is reviewed quarterly. During 1994, the Company paid $1.6 million in dividends to shareholders. Any dividend declaration by the Company or the Bank must con-sider the amount of current period earnings, capital adequacy and other factors (as discussed below). However, federal and state regulators have the authority to prohibit the Bank and the Company from paying dividends at any time if they deem such payment to be an unsafe or unsound practice.

The FRB issued a policy statement that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. As part of this policy, the FRB expects that if a major subsidiary bank is unable to pay dividends to a bank holding company, the bank holding company should consider reducing or eliminating its dividends to shareholders in order to conserve its capacity to provide capital assistance to the subsidiary bank. The policy also discourages bank holding companies with subsidiary banks which are experiencing earnings weaknesses, other serious problems, or that have inadequate capital, from paying dividends not covered by current earnings, from borrowed funds, or from unusual or nonrecurring gains. In addition, a bank holding company is prohibited under the Federal Deposit Insurance Act from paying dividends without the prior approval of the FRB if an insured bank subsidiary is deemed to be "significantly undercapitalized" (as discussed below) or is deemed to be "undercapitalized" and has failed to submit and implement a required capital restoration plan.

BANK REGULATION

The Bank is required to maintain cash reserves against deposits and is subject to restrictions, among others, upon the nature and amount of loans which it may make to a borrower, the nature and amount of securities in which it may invest, the amount of its assets which may be invested in bank premises, the geographic location of its branches, and the nature and extent to which it can borrow money.

FDICIA

The Federal government enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which, in general, required the adoption of regulations establishing minimum capital ratio requirements for insured institutions, established a system of classifications for insured institutions based on capital ratios and other factors under which federal regulatory agencies are required to take "prompt corrective action" with regard to capital and other deficiencies, and provided for the recapitalization of the FDIC's Bank Insurance Fund (the "BIF") by setting up a risk-based scheme of premium assessments of insured institutions.

Capital Adequacy

Under the FDIC's minimum capital ratio regulations, state banks are required to have a ratio of "Tier 1," or core, capital-to-total risk-weighted assets of 4.0% and a ratio of total capital-to-total risk-weighted assets of 8.0%. Except in the case of the strongest institutions, the FDIC expects state banks to substantially exceed these minimum risk-based capital ratios. As of December 31, 1994, the Bank's ratio of "Tier 1" capital-to-total risk-weighted assets was 14.67% and its ratio of total capital-to-total risk-weighted assets was 15.94%. Also under FDIC regulations, state banks are required, in most cases, to maintain a leverage ratio, or "Tier 1" capital-to-average total assets ratio, of no less than 4.0%. As of December 31, 1994, the Bank's leverage ratio was 7.06%. Under certain circumstances, the FDIC may establish higher minimum capital ratio requirements than set forth above; for example, when a bank has received special regulatory attention or has high susceptibility to interest rate risk. A bank is restricted from paying dividends if it is, or as a result of the dividend would be, considered to be undercapitalized under these minimum capital ratio requirements. Banks with capital ratios below the required minimums are also subject to certain administrative actions, including termination of deposit insurance upon notice and hearing, or temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Prompt Corrective Action

The regulations relating to "prompt corrective action" establish five classifications based on capital levels, some of which require or permit the FRB or the FDIC to take supervisory action -- "well capitalized," "adequately capitalized," "undercapitalized," "signficantly undercapitalized," and "critically undercapitalized." The classifications are determined by the ratios of the institution's "Tier 1" capital-to-total risk-weighted assets, its total capital-to-total risk-weighted assets, and its leverage ratio. To fall within the "well capitalized" category, ratios (as described above) must be at least 6.0%, 10.0%, and 5.0%, respectively. The regulations require a bank to notify the appropriate agency of material events that decrease the capital level of the bank, and to do so within 15 days. In addition, federal banking regulators are authorized to effectively downgrade an institution to a lower capital category than the institution's capital ratios would otherwise indicate, based upon safety and soundness considerations, such as when the institution has received a less than satisfactory examination rating for any of the rating categories for asset quality, management, earnings, or liquidity.

The scope and degree of regulatory intervention is linked to the amount of any shortfall in the capital ratios of the insured institution. In the case of an insured institution which is "critically undercapitalized" (a term defined to include institutions which have a positive net worth), the federal bank regulatory authorities are generally required to appoint a conservator or receiver. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee the bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. An "undercapitalized" bank also is subject to limitations in numerous areas, including, but not limited to: capital distributions, asset growth, acquisitions, branching, new business lines and borrowings from the FRB.
Under the regulations relating to brokered deposits, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept such funds only if they first obtain a waiver from the FDIC, and "undercapitalized" banks are prohibited from accepting such deposits. In addition, banks which are not "well capitalized" (even if meeting minimum capital requirements) are subject to limits on the rates of interest they may pay on brokered and other deposits. Based on its capital ratios as of December 31, 1994, the Bank is deemed to be "well capitalized" under the prompt corrective action regulations.

FDICIA contains numerous other provisions, including accounting, audit and reporting requirements, the termination of the "too big to fail" doctrine except in special cases, regulatory standards in areas such as asset quality, earnings and compensation, and revised regulatory standards for, among other things, powers of state chartered banks, real estate lending, branch closures, and capital adequacy.

Deposit Insurance Assessments

In order to implement the recapitalization of the BIF pursuant to FDICIA, the FDIC established a schedule to increase the reserve ratio of the BIF to 1.25% of insured deposits by January 1, 2002. However, the FDIC reported that the BIF is expected to be fully recapitalized by July 31, 1995.

Each institution is placed in one of nine risk categories using a two-step process. First, a bank is assigned to one of three groups based on whether it is "well capitalized," "adequately capitalzied," or "undercapitalized". Second, a bank is assigned to one of three subgroups based on an evaluation of the risk posed by the bank. Based on these classifications, the FDIC uses an insurance premium schedule under which the safest banks currently pay $.23 cents per $100 of deposits. The rates increase incrementally to a top rate of $.31 cents for the weakest banks. The Bank pays $.23 cents per $100 of deposits.

The FDIC has the authority to change the premium rates and, on January 31, 1995, proposed cutting premiums to $.04 cents for the safest banks effective in the second half of 1995. The FDIC also plans to widen the range of risk-based premiums charged from $.04 cents for the safest banks to $.31 cents for the weakest banks.

FIRREA

The Federal government enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") which empowers regulatory authorities to use their "cease-and-desist" authority to require institutions to take certain affirmative actions. Such cease-and-desist orders may include restricting the growth of the institution, disposing of any loan or assets, rescinding agreements or contracts, employing qualified officers or employees or taking other actions. Regulatory agencies also have the authority to order restitution where an institution or "institution-affiliated party" (a term which does not include bank holding companies) was "unjustly enriched" or recklessly disregarded the law.

GOVERNMENTAL POLICIES AND ECONOMIC CONDITIONS

The earnings and business of the Company and the Bank are and will be affected by a number of external influences, including general economic conditions and the policies of various regulatory authorities. In addition to those enumerated under "SUPERVISION AND REGULATION" important FRB functions are to regulate the supply of money and of bank credit, to deal with general economic conditions within the United States and to be responsive to international economic conditions. Among the means available to the FRB to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve re-

quirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. From time to time, the FRB has taken specific steps to control domestic inflation and to control the country's money supply. For example, the FRB raised the discount rate four times and the federal funds rate seven times since February, 1994. FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company cannot be predicted.

The FRB reported that it moved to keep inflation contained and thereby foster sustainable economic growth by raising short-term interest rates, as noted above. The Commerce Department reported that the gross domestic product, measuring the output of all goods and services produced in the United States, rose at a 4.0% adjusted rate in the third quarter and at a 4.5% rate in the fourth quarter of 1994. The FRB has indicated it wants to hold down inflation by slowing economic growth to about 2.5%. Most economic indicators now suggest minimal inflation. Many economists are forecasting continued growth through the middle of the year, followed by a slowing in the economy due to the effects of higher interest rates.

The effect upon the future business and earnings of the Company, of prospective economic and political conditions, and of the policies of the FRB as well as other regulatory authorities, cannot be determined at this time. This section should be read in conjunction with "Management's Financial Review" contained in the Company's 1994 Annual Report to Shareholders, filed as Exhibit 13, which is incorporated herein by reference.

Table of Contents of Statistical Information                     Page  No.

     I. A.  Distribution of Assets, Liabilities,
            and Shareholders' Equity                                  12

        B.  Interest Income and Expense                               13

        C.  Interest Rates                                            14

        D.  Volume and Rate Analysis                                  15

    II. Securities                                                    16

   III. A.  Loans                                                     17

        B.  Maturities and Interest Rate
            Sensitivity of Loans                                      18

        C.  Nonperforming Assets                                      19

    IV. A.  Analysis of Allowance for Possible Loan
            Losses                                                    20

        B.  Allocation of Allowance for Possible
            Loan Losses                                               21

     V. Deposits                                                      22

    VI. Return on Equity and Assets and Other Ratios                  22

   VII. Federal Funds Purchased and Securities Sold
        Under Agreements to Repurchase                                23

  VIII. Trust Data                                                    24

I.  A.   Distribution of Assets, Liabilities and Shareholders' Equity

         The following Table presents, for the years indicated, the average balances of each principal category of assets and liabilities, and shareholders' equity.

                                                    Year Ended December 31,
                                                 1994        1993         1992
                                                        (In thousands)
       ASSETS
Earning assets:
  Loans                                        $520,294    $573,561    $646,040
  Taxable securities                            278,699     207,846     189,844
  Non-taxable securities                          2,759       2,464       3,795
  Federal funds sold and securities
   purchased under agreements to resell          72,652      84,320      62,692

     Total earning assets                       874,404     868,191     902,371

Cash and due from banks                          53,556      56,767      51,752
Premises and equipment, net                      10,840      11,581      11,547
Other real estate                                12,920      15,406      20,205
Other assets                                     16,255      16,539      19,057
Allowance for possible loan losses              (13,837)    (15,950)    (18,812)

Total assets                                   $954,138    $952,534    $986,120



LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
  Savings deposits                             $489,080    $481,521    $477,460
  Certificates of deposit of $100,000 or more    10,169      12,896      19,073
  Other time deposits                           200,306     222,097     259,591
  Federal funds purchased and securities sold
   under agreements to repurchase                33,346      35,431      46,417
  Other borrowed funds                            2,720       3,529       4,063

     Total interest bearing liabilities         735,621     755,474     806,604

Demand deposits                                 138,676     131,335     120,988
Other liabilities                                 8,556       9,032      11,065

Total liabilities                               882,853     895,841     938,657

Shareholders' equity                             71,285      56,693      47,463

Total liabilities and shareholders' equity     $954,138    $952,534    $986,120

I.  B.  Interest Income and Expense

        The following Table presents, for the years indicated, interest income on earning assets on a fully taxable equivalent ("FTE") basis, interest expense on interest bearing liabilities and net interest income. Interest earned from loans includes fees earned on loans.

                                                       Year Ended December 31,
                                                  1994         1993           1992
                                                           (In thousands)
Interest earned from:
  Loans (1)                                     $ 45,897      $ 51,782      $ 61,076
  Taxable securities                              12,048         8,429         9,634
  Non-taxable securities (1)                         158           170           348
  Federal funds sold and securities
    purchased under agreements to resell           2,909         2,570         2,206
      Total interest income (1)                   61,012        62,951        73,264


Interest expense on:
  Savings deposits                                11,324        12,203        15,340
  Certificates of deposit of $100,000 or more        376           467           835
  Other time deposits                              7,996         9,395        13,660
  Federal funds purchased and securities sold
    under agreements to repurchase                   920           721         1,376
  Other borrowed funds                               112            84           100
      Total interest expense                      20,728        22,870        31,311

Net Interest Income (1)                         $ 40,284      $ 40,081      $ 41,953






(1)  Includes an FTE adjustment based on a 34%
     federal income tax rate.                   $    160      $    232      $    358

I. C.   Interest Rates

        The following Table presents, for the years indicated, the interest rate earned on average earning assets, on an FTE basis, and the interest rate paid on average interest bearing liabilities.

                                                     Year Ended December 31,
                                                  1994         1993         1992

Rate earned on:
  Loans (1)                                       8.82%        9.03%       9.45%
  Taxable securities                              4.32         4.06        5.07
  Non-taxable securities                          5.73         6.90        9.17
  Federal funds sold and securities
   purchased under agreements to resell           4.00         3.05        3.52

      Total                                       6.98         7.25        8.12

Rate paid on:
  Savings deposits                                2.32         2.53        3.21
  Certificates of deposit of $100,000 or more     3.70         3.62        4.37
  Other time deposits                             3.99         4.23        5.26
  Federal funds purchased and securities sold
   under agreements to repurchase                 2.76         2.03        2.97
  Other borrowed funds                            4.12         2.38        2.46

       Total                                      2.82         3.03        3.88

Interest Rate Spread (2)                          4.16%        4.22%       4.24%

Net Interest Margin (3)                           4.61%        4.62%       4.65%
____________________

(1) For the calculation of rate earned on loans, nonaccrual and restructured loans are included in the average amounts outstanding.

(2) Interest rate spread is the average rate earned on total earning assets less the average rate paid for interest bearing liabilities.

(3) Interest rate margin is calculated by dividing net interest income by total earning assets.

I. D.   Volume and Rate Analysis

        The following Table presents an analysis of the effect on net interest income, on an FTE basis, of volume and rate changes for 1994 as compared with 1993. The effect of changes due to both volume and rate have been allocated to the change in volume and change in rate categories in proportion to the relationship of the absolute dollar amounts of the change in each category.

                                      1994 vs 1993                 1993 vs 1992
                                          Due to Changes                Due to Changes
                              Net          in Interest      Net          in Interest
                              Increase                      Increase
                             (Decrease)  Volume    Rate    (Decrease)  Volume    Rate
                                                  (In thousands)
Interest income from:
  Loans                        $(5,885)  $(4,706)  $(1,179) $ (9,294)  $(6,657)  $(2,637)
  Taxable securities             3,619     3,047       572    (1,205)      848    (2,053)
  Non-taxable securities           (12)       19       (31)     (178)     (104)      (74)
  Federal funds sold and
    securities purchased
    under agreements to resell     339      (389)      728       364       687      (323)
     Total interest income      (1,939)   (2,029)       90   (10,313)   (5,226)   (5,087)


Interest expense on:
  Savings deposits                (879)      182    (1,061)   (3,137)      129    (3,266)
  Certificates of deposit
    of $100,000 or more            (91)     (101)       10      (368)     (241)     (127)
  Other time deposits           (1,399)     (886)     (513)   (4,265)   (1,810)   (2,455)
  Federal funds purchased
    and securities sold
    under agreements to
    repurchase                     199       (45)      244      (655)     (280)     (375)
  Other borrowed funds              28       (23)       51       (16)      (13)       (3)
      Total interest expense    (2,142)     (873)   (1,269)   (8,441)   (2,215)   (6,226)

Net Interest Income            $   203   $(1,156)  $ 1,359   $(1,872)  $(3,011)  $ 1,139

II. Securities

    The following Table presents the book values of securities for the years indicated.

                                                      December 31,
                                            1994          1993          1992
                                                    (In thousands)
U.S. Treasury and Other
  U.S. Government agencies               $285,392        $256,380      $180,616
State and municipal                           908           1,215         1,765
Other                                       3,882             797         2,897

    Total securities                     $290,182        $258,392      $185,278





Held-to-maturity debt securities totalled $286.6 million and had an estimated market value of $283.0 million at December 31, 1994. Available-for-sale equity securities at cost were $3.6 million with an estimated market value of $3.6 million at December 31, 1994.

The following Table presents the relative maturities at book value and weighted average interest rates of securities at December 31, 1994. Other securities having a book value of $3.9 million are not included in the Table. Weighted average rates on tax-exempt obligations have been computed on an FTE basis assuming a tax rate of 34%. The rates are calculated by dividing annual interest, net of amortization of premiums and accretion of discounts, by the book value of the securities at December 31, 1994.

                        Within            After One But     After Five But        After
                       One Year         Within Five Years  Within Ten Years     Ten Years
                  Amount      Rate       Amount   Rate      Amount    Rate    Amount   Rate
                                               (Dollars in thousands)
U.S. Treasury
 and other U.S.
 Government
 agencies        $163,315     4.25%     $120,651   6.48%     $   452   10.23%  $   974   9.27%
State and
 municipal            383     7.50%          185   9.38%                           340   9.59%
   Total         $163,698     4.26%     $120,836   6.48%     $   452   10.23%  $ 1,314   9.35%

III.  A.   Loans

           The balance of loans outstanding, and the percent for each category, of loans to total loans at the dates indicated are shown in the following Tables.

                                                   December 31,
                                      1994            1993            1992
                                 Balance    %    Balance    %    Balance    %
                                                  (Dollars in thousands)
Commercial, financial and
  agricultural                  $ 58,764   11%  $ 55,430   11%  $ 80,256   13%
Real estate - commercial         132,321   24    133,837   25    163,594   26
Real estate - construction         3,544    1      3,019    1      5,620    1
Real estate - residential        260,729   48    285,582   54    331,270   53
Installment                       85,926   16     46,975    9     43,641    7
     Total loans                $541,284  100%  $524,843  100%  $624,381  100%


                                                December 31,
                                         1991               1990
                                     Balance    %        Balance    %
                                          (Dollars in thousands)
Commercial, financial and
  agricultural                      $104,468   16%      $128,760   18%
Real estate - commercial             166,627   26        187,419   27
Real estate - construction             8,598    1         15,695    2
Real estate - residential            320,564   50        304,517   43
Installment                           47,277    7         66,861   10
     Total loans                    $647,534  100%      $703,252  100%


The Company does not have an automatic renewal policy for maturing loans. Loans are renewed at the maturity date, at the request of customers, if deemed to be creditworthy by the Company. Additionally, the Company reviews such requests in substantially the same manner as applications by new customers for extensions of credit. The maturity date and interest terms of renewed loans are based, in part, upon the needs of the individual customer and the Company's credit review and evaluation of current and future economic conditions.

III. B.    Maturities and Interest Rate Sensitivity of Loans

           The following Table presents the maturities and interest rate sensitivity, based on original contractual terms, of loans as of December 31, 1994.

                                                         Maturing
                                                   After One
                                        Within    But Within     After
                                        One Year  Five Years   Five Years   Total
                                                      (In thousands)
Commercial, financial and
  agricultural                          $ 32,734  $ 19,368     $  6,662    $ 58,764
Real estate - commercial                  53,929    47,667       30,725     132,321
Real estate - construction                 2,188       305        1,051       3,544
Real estate - residential                 14,053    58,292      188,384     260,729
Installment                                9,084    75,744        1,098      85,926
     Total                              $111,988  $201,376     $227,920    $541,284


Loans with fixed interest rates         $ 45,863  $ 95,412     $179,569    $320,844
Loans with variable interest rates        66,125   105,964       48,351     220,440
      Total                             $111,988  $201,376     $227,920    $541,284

III.  C.   Nonperforming Assets

           The following Table summarizes nonperforming assets at December 31 for the years presented.

                                       1994       1993       1992       1991      1990
                                                     (Dollars in thousands)
Nonaccrual loans:
  Commercial, financial and
    agricultural                    $    601    $  2,167    $  3,486  $  7,344   $  3,570
  Real estate - commercial             4,503       3,979       4,407     6,011      8,004
  Real estate - construction             476         593         650       648      2,566
  Real estate - residential            4,120       6,263       7,547     4,370      4,020
  Installment                             32          37         301       575        704
    Total nonaccrual                   9,732      13,039      16,391    18,948     18,864
Past due 90 days or more(accruing)     3,003       2,006       1,770     3,738      3,979
Restructured loans                     1,251       1,012       1,628     1,991      4,517
    Total nonperforming loans         13,986      16,057      19,789    24,677     27,360
Other real estate owned, net          10,024       9,865       7,287     9,862      9,450
In-substance foreclosures              1,295       3,528       8,569    12,764     12,077
    Total other real estate           11,319      13,393      15,856    22,626     21,527
Total nonperforming assets          $ 25,305    $ 29,450    $ 35,645  $ 47,303   $ 48,887


Total assets                        $953,456    $976,719    $967,202 $1,015,061 $1,001,709
APLL (See Page 20)                  $ 13,191    $ 14,581    $ 16,619 $   20,012 $   21,575

APLL/Nonaccrual loans                   136%        112%        101%       106%       114%
APLL/Nonperforming loans                 94          91          84         81         79
APLL/Nonperforming assets (NPA)          52          50          47         42         44
NPA/Total assets                        2.7         3.0         3.7        4.7        4.9
NPA/Total loans plus ORE                4.6         5.5         5.6        7.1        6.7

Substantially all of the nonaccrual loans at December 31, 1994 were secured. At December 31, 1994, $9.3 million in commercial and commercial real estate loans were not 90 days past due, restructured, or on nonaccrual but were internally rated substandard, defined as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, with well defined weakness(s) that jeopardize the liquidation of the debt.

The following information and analysis of unrecorded interest income relates to loans on nonaccrual and/or restructured loans at December 31 for the years presented.

                                             1994      1993      1992       1991       1990
                                                               (In thosuands)
Nonaccrual loans                           $ 9,732   $13,039   $16,391    $18,948    $18,864
Restructured loans                           1,251     1,012     1,628      1,991      4,517
                                           $10,983   $14,051   $18,019    $20,939    $23,381

Originally contracted interest income
  for the year                             $ 1,209   $ 1,555   $ 1,852   $ 2,654    $ 3,388

Interest income actually recorded              (48)     (367)     (571)   (1,001)    (1,316)
Difference - unrecorded interest           $ 1,161   $ 1,188   $ 1,281   $ 1,653    $ 2,072

IV.  A.  Analysis of Allowance for Possible Loan Losses

     The allowance for possible loan losses (the "APLL") is available for future charge-offs of loans. The provision for possible loan losses is added to the APLL and is based upon management's estimation of the amount necessary to maintain the APLL at an adequate level. Management considers evaluations of individual credits and concentrations of credit risk, net losses charged to the APLL, changes in the quality of the loan portfolio, levels of nonaccrual loans, current economic conditions, changes in the size and character of the loan risks and other pertinent factors warranting current recognition. The Company charges all or a portion of a loan against the APLL when a probability of loss has been established, with consideration given to such factors as the customer's financial condition, underlying collateral and guarantees.

     The following Table presents a five year analysis of the APLL.

                             1994      1993      1992      1991      1990
                                        (Dollars in thousands)

Balance at January 1      $14,581   $16,619   $20,012   $21,575   $ 7,438
Provision for possible
  loan losses               1,580     4,200     6,800    12,542    37,334
Loan losses:

Commercial, financial
  and agricultural         (1,101)   (1,028)   (3,160)   (4,564)   (8,120)

Real estate-commercial       (880)   (2,026)   (1,564)   (6,202)   (8,720)
Real estate-construction     (100)     (202)     (431)             (1,333)
Real estate-residential    (2,741)   (4,080)   (4,698)   (3,073)   (2,400)
Installment                  (511)     (777)   (1,242)   (1,959)   (3,647)

   Total loan losses       (5,333)   (8,113)  (11,095)  (15,798)  (24,220)

Loan recoveries:
Commercial, financial
  and agricultural            934       775       334       666       188
Real estate-commercial        455       449       152       189
Real estate-construction      278       147                            80
Real estate-residential       326       102        14       244        46
Installment                   370       402       402       594       709

   Total loan recoveries    2,363     1,875       902     1,693     1,023

Net loan losses            (2,970)   (6,238)  (10,193)  (14,105)  (23,197)
APLL at December 31      $ 13,191   $14,581   $16,619   $20,012   $21,575

Loans at December 31     $541,284  $524,843  $624,381  $647,534  $703,252

Average loans            $520,294  $573,561  $646,040  $672,954  $729,145

APLL/Total loans            2.44%      2.78%     2.66%     3.09%     3.07%
Net loan losses/Average
  loans                      .57       1.09      1.58      2.10      3.18
Net loan losses/
  Provision               187.97     148.52    149.90    112.46     62.13
Recoveries/Loan losses     44.31      23.11      8.13     10.72      4.22
Provision/Average loans      .30        .73      1.05      1.86      5.12

IV.  B.  Allocation of the APLL

     The APLL is a general reserve available for all categories of possible loan loss. Allocations of the reserve are based on estimates and subjective judgments and are not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur. The following Table presents a five year analysis of the allocations by loan categories. For the percentage of loans outstanding in each category to total loans, refer to the Table "Loans" on page 18.

                                                   As of December 31,

                                      1994                  1993                 1992

                                           % of                  % of                 % of
                                 Amount   Total        Amount   Total       Amount   Total
                                                   (Dollars in thousands)
Commercial, financial and
  agricultural                 $   835      9.6%      $ 1,507   10.3%      $ 1,956   11.8%
Real estate-commercial           3,560     23.7         4,073   27.9         6,218   37.4
Real estate-construction                                                        40     .2
Real estate-residential          1,954     14.8         1,742   12.0         5,033   30.3
Installment                      1,361     10.3         1,566   10.7         1,045    6.3
Unallocated                      5,481     41.6         5,693   39.1         2,327   14.0
                               $13,191    100.0%      $14,581  100.0%      $16,619  100.0%




                                      1991                  1990
                                            % of                % of
                                 Amount    Total       Amount  Total
                                        (Dollars in thousands)

Commercial, financial and
  agricultural                   $ 4,626    23.1%     $ 3,920   18.2%
Real estate-commercial             7,379    36.9        6,096   28.3
Real estate-construction             380     1.8          330    1.5
Real estate-residential            2,417    12.1        1,910    8.9
Installment                          934     4.7          989    4.6
Unallocated                        4,276    21.4        8,330   38.5
                                 $20,012   100.0%     $21,575  100.0%

V.    Deposits

      The average daily amount of deposits and rates paid on such deposits is summarized for the years indicated in the following Table.

                                         1994             1993             1992
                                     Amount  Rate     Amount  Rate     Amount  Rate
                                                 (Dollars in thousands)
Demand deposits                     $138,676        $131,335         $120,988
Savings deposits                     489,080  2.32%  481,521  2.53%   477,460  3.21%
Certificate deposits
  of $100,000 or more                 10,169  3.70    12,896  3.62     19,073  4.37
Other time deposits                  200,306  3.99   222,097  4.23    259,591  5.26
    Total                           $838,231        $847,849         $877,112



The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 1994, is as follows (in thousands):

Time Certificates of Deposit

3 months or less                                    $2,345
Over 3 through 6 months                              2,375
Over 6 through 12 months                             2,887
Over 12 months                                       1,951
    Total                                           $9,558





VI.  Return on Equity and Assets and Other Ratios

     The ratio of net income to average shareholders' equity
     ("ROE") and to average total assets ("ROA") and certain other ratios are presented below for the years indicated.

                                                       1994       1993      1992

ROE                                                   12.08%     11.27%    11.43%
ROA                                                     .90        .67       .55
Dividends declared per share as a percent of
  net income per share                                19.10       4.44       .00
Average shareholders' equity as a percent of
  average total assets                                 7.47       5.95      4.81
Leverage ratio                                         7.68       6.78      5.00
Tier 1 risk-based capital ratio                       15.94      14.31      9.26
Total risk-based capital ratio                        17.21      15.59     10.53

VII. Federal Funds Purchased and Securities Sold Under Agreements to
     Repurchase

     The following Table presents the distribution of federal funds purchased and securities sold under agreements to repurchase and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of these borrowings and the average amount of these borrowings, as well as weighted average interest rates for the last three years.

                                                      Federal Funds Purchased &
                                                        Securities Sold Under
                                                      Agreements to Repurchase
Balance at December 31:                                (Dollars in thousands)
     1994                                                     $ 40,888
     1993                                                       32,238
     1992                                                       36,107

Weighted average interest
rate at December 31:
     1994                                                        4.20%
     1993                                                        1.75
     1992                                                        2.05

Maximum amount outstanding
at any month's end during:
     1994                                                     $ 43,534
     1993                                                       44,381
     1992                                                       59,498

Average amount outstanding
during:
     1994                                                     $ 33,346
     1993                                                       35,431
     1992                                                       46,417

Weighted average interest
rate during:
     1994                                                        2.76%
     1993                                                        2.03
     1992                                                        2.97

VIII.  Trust Data

     The following presents information with respect to Trust Investments and Trust Accounts for which the Bank has both sole and shared investment responsibility at December 31, 1994.

                                                           Market       Percentage
Trust Investments                                          Value         of Total
                                                           (Dollars in thousands)

Common and preferred stocks                                $217,586         46%
Bonds, notes and short-term obligations                      90,562         19
U.S. Government and agency obligations                       95,280         20
State, county and municipal obligations                      39,890          9
Nondiscretionary assets(1)                                   12,737          3
Real estate and real estate mortgages                         5,107          1
Miscellaneous assets                                          5,583          1
Cash (2)                                                      2,407          1
                                                           $469,152        100%

                                              Number of      Market     Percentage
Trust Accounts                                Accounts       Value       of Total
                                                     (Dollars in thousands)
Personal trusts                                1,368       $234,069         50%
Employee benefit trusts                          209         81,150         17
Agencies                                         901        151,751         32
Estates, conservatorships and guardians            7          2,182          1
                                               2,485       $469,152        100%




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

The Bank owns or leases numerous premises used in the conduct of the business of the Company. The Company does not own or lease any real property, other than a branch office in Portsmouth, which is sublet to the Bank. Additional information on the Bank's properties is set forth in Note H on page 33 of the Company's 1994 Annual Report to Shareholders, filed as Exhibit 13, and such information is hereby incorporated by reference.

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

ITEM 3A. EXECUTIVE OFFICERS OF THE COMPANY

The names, positions, ages and backgrounds of the executive officers of the Company, as of March 24, 1995 are set forth below. Executive officers are elected annually by the Board of Directors and hold office until the following year and until their successors are chosen and qualified, unless they sooner resign, retire, die, are removed or become disqualified.
There are no family relationships existing between or among any of the executive officers listed below.

Davis P. Thurber         Mr. Thurber became a director of the Bank in
Age 69                   1949; President in 1962; and Chairman of the
                         Board of Directors of the Bank in 1969. He is also President and Chairman of the Board of Directors of the Company.

Paul R. Shea             Mr. Shea joined the Company in 1980, when he was
Age 62                   appointed Assistant to the Chairman.  He was
                         elected Vice President, Corporate Planning in
                         1982; Senior Vice President, Corporate Planning and Senior Vice President, Corporate Development of the Company in 1985; Executive Vice President in 1987; President and Chief Executive Officer of the Bank in 1991; and Senior Executive Vice
                         President of the Company in 1994. He also serves as a director of the Company and the Bank.

Gregory D. Landroche     Mr. Landroche was elected Controller of the
Age 46                   Company in 1983; Vice President, Controller of
                         the Company in 1985; Vice President, Treasurer of the Company in 1986; Senior Vice President,
                         Chief Financial Officer and Treasurer of the
                         Company in 1987; Chief Financial Officer of the
                         Bank in 1992; and Executive Vice President of the
                         Company in 1994.  Mr. Landroche is a Certified
                         Public Accountant.

William D. Biser         Mr. Biser was elected Vice President, Auditor of
Age 53                   the Company in 1987; and Senior Vice President of
                         the Company in 1994.  Mr. Biser is a Certified
                         Public Accountant.

Alice L. DeSouza         Ms. DeSouza was elected Vice President, Director
Age 50                   of Marketing of the Bank in 1981; Vice President,
                         Marketing Services of the Company in 1985; Senior
                         Vice President, Planning and Marketing for the
                         Company in 1987; Senior Vice President, Admini-stration & Planning of the Company in 1991; and Executive Vice President, Administration and
                         Retail Banking of the Bank in 1992.

Robert J. McDonald       Mr. McDonald was elected Senior Vice President,
Age 45                   Loan Administration of the Company in 1992.
                         Prior thereto, he was employed by Bank of Boston
                         Corporation, most recently as a Vice President in the Financial Institutions Division.

Allen G. Tarbox, Jr.     Mr. Tarbox was elected Senior Vice President,
Age 60                   Data Services of the Company in 1990 and
                         Director of Information Systems of the Bank in 1992. Prior thereto, he was President of Fleet/Norstar Services-NH.

Robert A. Boulay         Mr. Boulay was elected Controller of the Company
Age 41                   in 1986 and Vice President of the Company in
                         1988.  Mr. Boulay is a Certified Public
                         Accountant.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

        Not applicable

                             Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

      The information required by this item is presented on page 24 of the Company's 1994 Annual Report to Shareholders, filed as Exhibit 13, and such information is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The consolidated "Summary of Selected Financial Data" of the Company for the five years ended December 31, 1994 appears on page 23 of the Company's 1994 Annual Report to Shareholders, filed as Exhibit 13, and such information is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information in response to this item is included in Manage-ment's Financial Review on pages 10 through 24 of the Company's 1994 Annual Report to Shareholders, filed as Exhibit 13, and such information is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this Item are included as indicated below in the Company's 1994 Annual Report to Shareholders, filed as Exhibit 13, and such statements and data are hereby incorporated by reference.

                                               Page of the 1994 Annual
                                               Report to Shareholders

     Report of Independent Auditors                    25

     Consolidated Balance Sheets -
       December 31, 1994 and 1993                      26

     Consolidated Statements of
       Income - Years ended
       December 31, 1994, 1993 and 1992                27

     Consolidated Statements of Changes
       in Shareholders' Equity - Years
       ended December 31, 1994, 1993 and 1992          28

     Consolidated Statements of Cash
       Flows - Years ended December
       31, 1994, 1993 and 1992                         29

     Notes to Consolidated Financial
       Statements                                    30 - 40

     Five Year Summary of Selected
       Financial Data                                  23

     Information on Common Stock and Selected
       Quarterly Data                                  24


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information which responds to this Item begins, with respect to directors, on page 3 of the Company's
         Proxy Statement for its 1995 Annual Meeting of Shareholders, filed as Exhibit 99. Information concerning the executive officers of the Company which responds to this Item is contained in the response to Item 3A contained in Part I of this Report. The foregoing information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required in response to this Item begins on page 9 of the Company's Proxy Statement for its 1995
         Annual Meeting of Shareholders, filed as Exhibit 99. The foregoing information is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required in response to this Item is contained on pages 2 and 6 of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders, filed as Exhibit 99. The foregoing information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item is contained on pages 2 and 7 of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders, filed as Exhibit 99. The foregoing information is hereby incorporated by reference.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K


  (a) 1. Financial Statements

         The financial statements required in response to this Item are listed in response to Item 8 of this Report and are incorporated herein by reference.

  (a) 2. Financial Statement Schedules

         Schedules have been omitted because the information is either not required, not applicable, or is included in the financial statements or notes thereto.

  (a) 3.  Exhibits

          (3) (a) By-Laws of the Company as amended through January 23, 1991, incorporated herein by reference to Form 8-K, filed February 13, 1991, p. 3 and Exhibit I, attached thereto.

               (b) Articles of Agreement of the Company, as amended through April 17, 1991, incorported herein by reference to the Company's Form 10-K for the year ended December 31, 1991 (File No. 0-9517).

         (10)  (a)* Compensation Deferral Agreement for Paul R. Shea
                    effective January 1, 1992, incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1991 (File No. 0-9517).

               (b)* Compensation Deferral Agreement for Davis P. Thurber
                    effective January 1, 1993, incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1992 (File No. 0-9517).

               (c)* Merit Performance Plan, continued in effect through
                    1994, incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1988 (File No. 0-9517).

               (d) Director Indemnification Agreement (Representative Form of Agreement), effective January 1, 1988, incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1988 (File No. 0-9517).

               (e)* 1988 Incentive Bonus Plan, continued in effect
                    through 1994, incorporated herein by reference to the Company's form 10-K for the year ended
                    December 31, 1988 (File No. 0-9517).

               (f)* Change of Control Agreements (Representative Form
                    of Agreement) for Davis P. Thurber, Paul R. Shea and Gregory D. Landroche, effective December 21, 1994, on page 31.

               (g)* Supplemental executive retirement plan for Davis P.
                    Thurber, Paul R. Shea and Gregory D. Landroche, effective August 24, 1994, on page 50.

               (h)* 1988 Incentive Bonus Plan, (1995 Approved Pools)
                    effective January 1, 1995, on page 55.

               (i)* Compensation Deferral Agreement, Davis P. Thurber
                    (Amendment #(2)), effective January 1, 1995, on page 59.

               (j)* Compensation Deferral Agreement, Paul R. Shea
                    (Amendment #(2)), effective January 1, 1995, on page 60.

         (13) Sections of the Company's 1994 Annual Report to Shareholders which are incorporated by reference into this filing, on page 61.

         (21)       Subsidiary of the Company.

         (27)       Financial Data Schedule

         (99) Notice of 1995 Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders.

  (b) During the fourth quarter of 1994, the Company filed no Reports on Form 8-K.

     * - Management contract or compensatory plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Bank of New Hampshire Corporation

                                            By:/s/Davis P. Thurber
                                               Davis P. Thurber, Chairman

                                          Date: March 22, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Date:                             Date:

     3/21/95  /s/Davis P. Thurber      3/21/95  /s/Gregory D. Landroche
              Davis P. Thurber                  Gregory D. Landroche
              President, Chairman               Executive Vice President,
              and Director                      Chief Financial Officer &
                                                Treasurer


     3/21/95  /s/Paul R. Shea          3/21/95  /s/Robert A. Boulay
              Paul R. Shea                      Robert A. Boulay
              Senior Executive Vice             Vice President &
              President and Director            Controller


     3/22/95  /s/Robert L. Bailey      3/21/95  /s/Sidney Thurber Cox
              Robert L. Bailey                  Sidney Thurber Cox
              Director                          Director


     3/22/95  /s/Robert P. Bass, Jr.   3/22/95  /s/Raymond J. Creteau
              Robert P. Bass, Jr.               Raymond J. Creteau
              Director                          Director

     3/21/95  /s/Arthur E. Comolli     3/22/95  /s/Robert B. Field, Jr.
              Arthur E. Comolli                 Robert B. Field, Jr.
              Director                          Director and Secretary


     3/21/95  /s/Raymond G. Cote       3/22/95  /s/Morton E.Goulder
              Raymond G. Cote                   Morton E. Goulder
              Director                          Director



              Philip D. Labombarde              Joseph G. Sakey
              Director                          Director


     3/21/95  /s/Floyd A. Lamb         3/22/95  /s/George R. Walker
              Floyd A. Lamb                     George R. Walker
              Director                          Director


                                       3/22/95  /s/Richard S. West
              Daniel R.W. Murdock               Richard S. West
              Director                          Director


     3/22/95  /s/Constance T. Prudden
              Constance T. Prudden
              Director