Form 10-Q
period 1995-03-31
BANK OF NEW HAMPSHIRE CORP
filed 1995-05-05
CIK 313857

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

                             0-9517
                     Commission File Number


               BANK OF NEW HAMPSHIRE CORPORATION
     (Exact name of registrant as specified in its charter)


         NEW HAMPSHIRE                                        02-
0346918
(State or other jurisdiction of                            (I.R.S.
Employer
incorporation or organization)
Identification No.)


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

Indicate the number of shares outstanding of the issuer's common stock as of March 31, 1995:

Common Stock, $2.50 stated value, no par value, 4,064,156 shares.

                BANK OF NEW HAMPSHIRE CORPORATION

                        TABLE OF CONTENTS


                                                           Page




PART I.  FINANCIAL INFORMATION

      Item 1.    Financial Statements:

                 Consolidated Balance Sheets -
                 March 31, 1995 and December 31, 1994          3

                 Consolidated Statements of Income -
                 Quarters Ended March 31, 1995 and 1994        4

                 Consolidated Statements of Cash
                 Flows - Quarters Ended March 31, 1995
                 and 1994                                      5

                 Notes to Consolidated Financial
                 Statements.                                   6

      Item 2.    Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.                                   7


PART II. OTHER INFORMATION

      Item 4.    Submission of Matters to a Vote of
                 Security Holders.                            17

      Item 6.    Exhibits and Reports on Form 8-K.            17



SIGNATURES                                                    18

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED BALANCE SHEETS                           (Unaudited)
                                                      March 31      December 31,
                                                        1995           1994

                                                        (Dollars in thousands,
Assets                                                 except per share amounts)

  Cash and due from banks                               $ 53,833      $ 66,037
  Federal funds sold and securities purchased under
    agreements to resell                                  51,000        28,000
        Total cash and cash equivalents                  104,833        94,037
  Securities:
    Held-to-maturity                                     286,138       286,577
    Available-for-sale                                     3,628         3,614
        Total securities                                 289,766       290,191

  Loans:
    Commercial                                            59,598        58,764
    Real estate - commercial                             128,896       133,183
    Real estate - construction                             3,439         3,544
    Real estate - residential                            256,587       261,062
    Installment                                           64,621        85,926
        Total loans                                      513,141       542,479
        Less: Allowance for possible loan losses          12,750        13,191
           Net loans                                     500,391       529,288

  Premises and equipment                                   9,816        10,226
  Other real estate                                       10,149        10,124
  Other assets                                            17,267        19,590
Total Assets                                            $932,222      $953,456

Liabilities and Shareholders' Equity
  Deposits:
    Non-interest bearing                                $139,505      $148,009
    Interest bearing                                     665,099       677,847
        Total deposits                                   804,604       825,856
  Federal funds purchased and securities sold under
    agreements to repurchase                              37,772        40,888
  Other borrowed funds                                     2,557         3,072
  Accrued expenses and other liabilities                   9,916         8,466
        Total liabilities                                854,849       878,282
  Shareholders' Equity:
    Preferred stock - no par value
      Authorized shares - 500,000; none issued
    Common stock - stated value $2.50 per share
      Authorized - 6,000,000 shares
      Issued - 4,064,156 shares in 1995
        and 4,064,103 shares in 1994                      10,160        10,160
    Surplus                                               27,289        27,288
    Retained earnings                                     39,924        37,726
        Total shareholders' equity                        77,373        75,174

Total liabilities and shareholders' equity              $932,222      $953,456


See notes to consolidated financial statements.

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                            Quarters Ended

March 31,
                                           1995        1994
                                         (In thousands, except
                                          per share amounts)
Interest income:
  Interest and fees on loans             $ 12,418    $ 11,088
  Interest on securities                    3,884       2,422
  Other interest income                       650         743
        Total interest income              16,952      14,253

Interest expense:
  Deposits                                  5,035       4,923
  Borrowings                                  479         155
        Total interest expense              5,514       5,078
Net interest income                        11,438       9,175
  Provision for possible loan losses          450         449
Net interest income after provision
  for possible loan losses                 10,988       8,726

Non-interest income:
  Trust fees                                  986         999
  Service charges on deposit accounts         793         783
  Securities losses                            (3)
  Other                                       951         602
        Total non-interest income           2,727       2,384

Non-interest expense:
  Salaries and employee benefits            4,978       4,474
  Occupancy expense                           814         862
  Equipment expense                           365         435
  ORE expense                                 235         475
  FDIC insurance expense                      465         551
  Other                                     2,633       2,043

        Total non-interest expense          9,490       8,840
Income before income taxes                  4,225       2,270
Income taxes                                1,428         567

NET INCOME                               $  2,797    $  1,703

Average shares outstanding                  4,064       4,067

Per share amounts:
  Earnings                                  $ .69       $ .42

  Cash dividends declared                   $ .15       $ .08


See notes to consolidated financial statements.

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                      Quarters Ended
                                                         March 31,
                                                       1995     1994
                                                       (In thousands)

Cash Flows from Operating Activities:
  Net income                                          $2,797  $1,703
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Provision for possible loan losses                     450     449
  Depreciation, amortization and accretion               531     657
  Net change in interest receivables and payables      2,980     290
  Net gain on sales of loans                             (83)    (53)
  (Gains) losses on ORE, net                              (4)     81
  Provision for deferred taxes                           257     (17)
  Other, net                                             979     494

    Net cash provided by operating activities          7,907   3,604

Cash Flows from Investing Activities:
  Sales of available-for-sale equity securities          596
  Maturities of debt securities held-to-maturity      44,640  25,832
  Purchases of debt securities held-to-maturity      (44,923)(29,625)
  Proceeds from sales of loans                        23,123   7,431
  Proceeds from sales of other real estate               935     795
  Net cash from loans                                  4,448   4,394
  Purchases of premises and equipment                   (438)   (253)

    Net cash provided by investing
      activities                                      28,381   8,574

Cash Flows from Financing Activities:
  Net decrease in demand deposits,
    NOW accounts, and savings accounts               (26,059) (8,713)
  Net increase (decrease) in certificates
    of deposit                                         4,807  (4,735)
  Net (decrease) increase in short-term
    borrowings                                        (3,631)  5,130
  Cash dividends paid                                   (609)   (326)

    Net cash used for financing
      activities                                     (25,492) (8,644)

Increase in cash and cash equivalents                 10,796   3,534

Cash and cash equivalents at January 1                94,037 165,999


Cash and cash equivalents at March 31               $104,833 $169,533

Income tax paid, net                                $    525 $   -0-

Interest paid                                       $  5,113 $  4,816


See notes to consolidated financial statements.

BANK OF NEW HAMPSHIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The accompanying unaudited interim consolidated financial statements of Bank of New Hampshire Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles. The balance sheet at December 31, 1994 is from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information contained herein have been made. Results for the quarter ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. The accounting policies followed by the Company are set forth below and in Note A to the consolidated financial statements in the 1994 Annual Report to Shareholders (Form 10-K - Exhibit 13) and should be read in conjunction with the information contained herein.

Note 2. Other Real Estate (ORE). SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," was adopted by the Company as of January 1, 1995. SFAS 114 requires that a collateral dependent real estate loan be reported as ORE only if the lender has taken possession of the collateral, otherwise the loan must remain in the loan category. The previously issued financial statements contained in this Form 10-Q have been reclassified to present in-substance foreclosed assets, including any related allowances, on a consistent basis.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

For the Quarters Ended March 31, 1995 and 1994

OVERVIEW

Net Income

For the first quarter of 1995, the Company recorded net income of $2.8 million, or $.69 per share, compared to net income of $1.7 million, or $.42 per share, for the first quarter of 1994, a 64% increase. The principal reason for the increase in net income for the first quarter of 1995 compared to the same period in 1994 was the increase in net interest income.

FINANCIAL CONDITION

Loans

Total loans at March 31, 1995 were $513.1 million, a decrease of $29.4 million from the 1994 year-end balance of $542.5 million. This decrease was primarily due to the sale of $23.0 million in student loans. A significant amount of the Company's commercial real estate loans have been made to owner occupied businesses. Even though these loans are collateralized by real estate, the primary repayment source for each such loan is the cash flow generated by the related business. The diversification of the commercial real estate loan portfolio is such that a material adverse impact on future operations of the Company is unlikely. See "Nonperforming Assets," and "Net Interest Income." The Company has no foreign loans or energy loans, and agricultural loans totalled only $16,000 at March 31, 1995.

Nonperforming Assets

The following Table provides information with respect to the Company's past due, restructured and nonaccrual loans and the components of nonperforming assets for the periods indicated.

                                          March 31,     December 31,
                                            1995            1994
                                                (In thousands)

Nonaccrual loans (NL)                     $10,293          $10,927
Past due 90 days or more (accruing)         2,058            3,003
Restructured loans                            -              1,251
    Total nonperforming loans (NPL)        12,351           15,181
Other real estate (ORE)                    10,149           10,124

    Total nonperforming assets (NPA)      $22,500          $25,305


At March 31, 1995 the nonaccrual loan balance of $10.3 million included $9.3 million in real estate loans, $1.0 million in commercial loans, and $25,000 in installment loans. At March 31, 1995, loans 90 days past due and still accruing interest were $2.1 million and included loans secured by real estate which totalled $1.5 million, commercial loans which totalled $82,000 and installment debt of $434,000. Although restructured loans have not been material, management encourages restructuring when it is likely to benefit the Company and the borrower.

The ORE balance at March 31, 1995 of $10.1 million consists of $6.5 million of commercial properties, $2.3 million of residential properties, and $1.3 million of sub-divided lots and undeveloped land. Loans previously classified as in-substance foreclosure but for which the Company had not taken possession of the collateral totalled $1.2 million at December 31, 1994 and have been reclassified to nonaccrual loans, in accordance with SFAS 114.

The following Table summarizes the real estate operations of property held for sale for the quarters ended March 31, 1995 and 1994.

                                           1995         1994
                                             (In thousands)

Balance, January 1                       $10,192      $ 8,607
Additions during the period                1,039        2,254
ORE losses                                   (50)         (42)
ORE sales                                   (931)        (856)
Other, net                                   (58)         (85)
                                          10,192        9,878
Allowance for possible ORE losses            (43)        (228)
Balance, March 31                        $10,149      $ 9,650


The following Table summarizes the components of ORE expense for the quarters ended March 31, 1995 and 1994.

                                           1995         1994
                                             (In thousands)
Valuation adjustments:
  ORE losses                             $  -         $    20
  Net (gain) loss on ORE sales                (4)          61
                                              (4)          81
General carrying costs                       239          394
ORE expense                              $   235      $   475

General carrying costs include legal fees, real estate taxes, maintenance, appraisals, insurance and miscellaneous other costs. See "Non-Interest Expense." The gross gains on ORE sales were $51,000 and $17,000 and the gross losses were $47,000 and $78,000 for the quarters ended  March 31, 1995 and 1994, respectively.

Allowance for Possible Loan Losses (APLL)

The APLL is available for future loan losses. Management believes the APLL is adequate as of March 31, 1995.

An analysis of the APLL for the quarters ended March 31, 1995 and 1994 follows:

                                          1995         1994
                                            (In thousands)

Balance, beginning of year               $13,191      $14,581
  Provision for possible loan losses         450          449
  Loan losses:
    Commercial                               (32)        (418)
    Real estate - commercial                (449)        (142)
    Real estate - residential               (611)      (1,025)
    Installment                              (96)        (112)
        Total loan losses                 (1,188)      (1,697)
  Recoveries:
    Commercial                               128          160
    Real estate - commercial                  25            6
    Real estate - construction                49           14
    Real estate - residential                 26           15

    Installment                               69           84
        Total recoveries                     297          279
    Net loan losses                         (891)      (1,418)
Balance, end of quarter                  $12,750      $13,612


APLL/NPA                                     57%          44%
APLL/NPL                                    103           64
APLL/NL                                     124           82

At March 31, 1995, the recorded investment in loans that are considered impaired under SFAS 114 was $5.7 million, all of which were nonaccrual loans. Included in this amount is $4.0 million of impaired loans for which the related APLL is $1.6 million. Impaired loans totalling $1.7 million do not have an APLL as a result of write-downs and other factors. The average recorded investment in impaired loans during the quarter ended March 31, 1995 was $5.0 million. For the quarter ended March 31, 1995, the Company recognized no interest income on impaired loans or nonaccrual loans.

Securities

Securities totalled $289.8 million at March 31, 1995 and $290.2 million at December 31, 1994. The portfolio consists principally of U.S. Treasury instruments with an overall maturity of twelve months. Federal funds sold and securities purchased under agreements to resell totalled $51.0 million at March 31, 1995, compared to $28.0 million at year-end 1994. The increase in federal funds sold is principally due to the previously mentioned sale of student loans.

Deposits

Deposits of $804.6 million at March 31, 1995 decreased $21.3 million, or 2.6%, from $825.9 million at December 31, 1994. Interest bearing deposit balances at March 31, 1995 totalled $665.1 million compared to $677.9 million at year-end 1994, a decrease of $12.8 million. The decrease occurred primarily in savings deposits ($9.8 million), NOW accounts ($3.7 million) and money market accounts ($4.0 million) and was offset somewhat by increases in time deposits ($4.8 million). Demand deposits decreased by $8.5 million through March 31, 1995 compared to the 1994 year-end balance of $148.0 million. The decreases are principally attributable to normal seasonal fluctuation and, to a lesser extent, customer movement of deposits into mutual funds. The impact of the decreases in deposits during the first quarter of 1995 was not material to the overall liquidity position of the Company.

The following Table presents the various types of deposit balances at March 31, 1995 and at December 31, 1994.

                                     March 31,        December 31,
                                         1995             1994
                                              (In thousands)
Demand deposits                        $139,505          $148,009
NOW accounts                            134,348           138,031
Savings deposits                        278,798           288,646
Money market accounts                    47,335            51,359
Time deposits of $100,000 or more        10,106             9,558
Other time deposits                     194,512           190,253
    Total deposits                     $804,604          $825,856

Capitalization

The following Table presents the regulatory capital ratios of the Company at March 31, 1995 and December 31, 1994.

                                    Regulatory      March 31,     December 31,
                                      Minimum         1995            1994
Regulatory Capital Ratios:
  Leverage ratio                      3.00%           8.12%           7.68%
  Tier 1 risk-based ratio             4.00           16.72           15.94
  Total risk-based ratio              8.00           17.99           17.21

The following Table presents the regulatory capital ratios of the Bank at March 31, 1995 and December 31, 1994.

                                    Regulatory      March 31,     December 31,
                                      Minimum         1995            1994
Regulatory Capital Ratios:

  Leverage ratio                      3.00%           7.50%           7.06%
  Tier 1 risk-based ratio             4.00           15.52           14.67
  Total risk-based ratio              8.00           16.79           15.94

Dividend Policy

The declaration and subsequent payment of dividends on the Company's common stock is considered quarterly by the Board of Directors. The long-term capacity of the Company to pay dividends is conditioned upon the receipt of upstreamed dividends from the Bank.

RESULTS OF OPERATIONS

Net Interest Income

This discussion of net interest income should be read in conjunction with the Tables on pages 13 through 16. All interest income, yields, rates, interest rate spreads and net interest margins which follow in this discussion are stated on a fully taxable equivalent ("FTE") basis using a tax rate of 34%.

Net interest income for the quarter ended March 31, 1995, totalled $11.5 million compared to $9.2 million for the quarter ended March 31, 1994. Net interest income changes are caused by interest-rate movements, changes in the amounts and the mix of earning assets and interest bearing liabilities, and changes in the amounts of non-earning assets and non-interest bearing liabilities. For the first quarter of 1995, the $2.3 million increase in net interest income was primarily due to higher rates earned on loans and securities. For the first quarter of 1995, the interest rate spread and net interest margin equalled 4.87% and 5.41%, respectively, compared to 3.85% and 4.27%, respectively, for the quarter ended March 31, 1994. Interest rate spread is the average yield earned on total earning assets less the average rate paid for interest bearing liabilities. Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

Average interest earning assets totalled $859.8 million for the first quarter of 1995, a decrease of $15.6 million compared to the 1994 comparable quarter. Average loans, however, totalled $524.8 million for the first quarter of 1995, an increase of $1.1 million compared to the 1994 comparable quarter. The decrease in average interest earning assets consists primarily of a decrease of $49.4 million in federal funds sold and securities purchased under agreements to resell offset somewhat by an increase of $32.7 million in securities. The yield on average interest earning assets for the first quarter of 1995 equalled 8.01%, an increase of 139 basis points from the comparable 1994 yield of 6.62%. The increase in yield was offset somewhat by higher interest rates paid on deposits and borrowings in the first quarter of 1995 compared to 1994. Rates paid on deposits and borrowings increased from 2.77% in the first quarter of 1994 to 3.14% in the comparable 1995 quarter. Average interest bearing liabilities totalled $711.2 million for the first quarter of 1995, a decrease of $31.5 million from the comparable 1994 total.

Provision for Possible Loan Losses

The amount of the provision for possible loan losses is recommended by Management and is then reviewed and approved quarterly by the Board of Directors of the Company based on its assessment of the size, composition and quality of the loan portfolio and the adequacy of the APLL in relation to the risks within the loan portfolio.

The provision for possible loan losses for the first quarter of 1995 and 1994 was approximately $450,000. Net loan losses for the quarter ended March 31, 1995 and 1994 were $891,000 and $1.4 million, respectively. In connection with determining the appropriate amount of the provision for possible loan losses for any period, Management evaluates the current financial condition of specific borrowers, the general economic climate, loan portfolio composition, concentration of credits, loan loss history, adequacy of collateral, the trends and amounts of nonaccrual and past due loans and estimation of future potential losses and the level of the Company's APLL. Management will continue to utilize the aforementioned criteria to monitor and analyze loan quality in future periods and will provide for possible loan losses accordingly.

Non-Interest Income

Non-interest income increased by $343,000 for the quarter ended March 31, 1995 compared with last year's total for the comparable quarter of $2.4 million.
The increase is primarily due to a gain of approximately $367,000 as a result of a fire in one of the branch locations wherein the insurance reimbursement exceeded the book basis of the property destroyed.

Non-Interest Expense

Non-interest expense increased $650,000 to $9.5 million for the quarter ended March 31, 1995 compared to the 1994 first quarter. This increase was primarily due to other miscellaneous non-interest expense which totalled $2.6 million for the quarter ended March 31, 1995, an increase of $590,000 compared to the prior year first quarter total. This increase consists of higher student loan service bureau expenses ($67,000), marketing expenses ($100,000) and other miscellaneous expenses ($348,000). ORE expense decreased by $240,000 for the 1995 first quarter compared to the 1994 first quarter total of $475,000. FDIC insurance expense totalled $465,000 for the quarter ended March 31, 1995, a decrease of $86,000 from the comparable 1994 quarter and was primarily due to lower deposit balances. Salaries and employee benefits increased by $504,000. This increase was primarily due to increases in the cost of various employee benefit programs of approximately $350,000 with the remainder resulting from planned increases in salaries and wages.

Income Tax Expense

Income taxes for the first quarter of 1995 and 1994 totalled $1.4 million and $567,000, respectively, on 1995 pre-tax income of $4.2 million and 1994 pre-tax income of $2.3 million. The effective tax rate was 34% and 25% for the quarters ended March 31, 1995 and 1994, respectively. The SFAS 109 valuation allowance which totalled $198,000 at December 31, 1993, was reversed during the 1994 first quarter resulting in a reduction in income tax expense.

AVERAGE BALANCES AND RATES -
FULLY TAXABLE EQUIVALENT BASIS
QUARTERLY SUMMARY
(In thousands)
                                                    1995
                                             1st Quarter
                                             Avg Balance    Rate

ASSETS
Interest earning assets:
  Loans (1)                                  $524,790       9.62%
  Taxable securities                          289,077       5.43
  Non-taxable securities                          908       8.93
  Federal funds sold and securities
    purchased under agreements to resell       45,037       5.85
Total interest earning assets                 859,812       8.01
Non-interest earning assets:
  Cash and due from banks                      48,304
  Premises and equipment, net                  10,172
  Other assets                                 28,568
  Less allowance for possible loan losses     (13,318)

Total assets                                 $933,538

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits                           $464,528       2.52
  Certificates of deposit of $100,000
    or more                                     9,737       4.17
  Other time deposits                         191,736       4.34
  Federal funds purchased and securities
    sold under agreements to repurchase        42,365       4.24
  Other borrowed funds                          2,876       5.08
Total interest bearing liabilities            711,242       3.14
Non-interest bearing liabilities:
  Demand deposits                             136,893
  Other liabilities                             9,512
Total liabilities                             857,647
Shareholders' equity                           75,891
Total liabilities and shareholders' equity   $933,538

Interest rate spread                                        4.87%

Net interest margin                                         5.41%

(1) For the calculation of rates earned on loans, nonaccrual and restructured loans are included in the average balance.

AVERAGE BALANCES AND RATES -
FULLY TAXABLE EQUIVALENT BASIS
QUARTERLY SUMMARY
(In thousands)

                                                                                    1994
                                           4th Quarter            3rd Quarter            2nd Quarter            1st Quarter
                                           Avg Balance   Rate     Avg Balance   Rate     Avg Balance   Rate     Avg Balance   Rate
ASSETS
Interest earning assets:
  Loans (1)                                $533,046      9.05%    $520,221      8.80%    $514,687      8.65%    $523,703     8.60%
  Taxable securities                        287,717      4.80      289,680      4.45      281,454      4.16      255,100     3.81
  Non-taxable securities                      2,865      5.54        2,944      5.39        3,057      5.64        2,168     6.55
  Federal funds sold and securities
    purchased under agreements to resell     58,438      5.06       59,536      4.44       78,148      3.88       94,487     3.19
Total interest earning assets               882,066      7.39      872,381      7.04      877,346      6.77      875,458     6.62
Non-interest earning assets:
  Cash and due from banks                    50,905                 52,694                 56,095                 55,377
  Premises and equipment, net                10,347                 10,770                 11,041                 11,201
  Other assets                               28,242                 27,054                 26,192                 24,729
  Less allowance for possible loan losses   (13,509)               (13,395)               (13,750)               (14,694)

Total assets                               $958,051               $949,504               $956,924               $952,071

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits                         $486,783      2.42     $490,648      2.38     $493,573      2.23     $485,317     2.23
  Certificates of deposit of $100,000
    or more                                   9,430      3.83        9,467      3.65       10,262      3.64       11,517     3.70
  Other time deposits                       191,084      4.00      194,882      3.92      203,024      3.95      212,233     4.11
  Federal funds purchased and securities
    sold under agreements to repurchase      39,976      3.85       32,855      2.86       29,666      2.15       30,886     1.79
  Other borrowed funds                        2,573      5.40        2,643      4.65        2,879      3.76        2,785     2.77
Total interest bearing liabilities          729,846      2.94      730,495      2.84      739,404      2.72      742,738     2.77
Non-interest bearing liabilities:
  Demand deposits                           145,845                138,736                138,464                131,659
  Other liabilities                           8,485                  8,281                  8,656                  8,801
Total liabilities                           884,176                877,512                886,524                883,198
Shareholders' equity                         73,875                 71,992                 70,400                 68,873
Total liabilities and shareholders'
  equity                                   $958,051               $949,504               $956,924               $952,071

Interest rate spread                                    4.45%                  4.20%                  4.05%                 3.85%

Net interest margin                                     4.95%                  4.67%                  4.48%                 4.27%

(1) For the calculation of rates earned on loans, nonaccrual and restructured loans are included in the average balance.

Note: Certain amounts in the 1994 Average Balances and Rates schedule have been reclassified to present in-substance foreclosed assets on a consistent basis under SFAS 114.

QUARTERLY INCOME SUMMARY -
FULLY TAXABLE EQUIVALENT BASIS
(In thousands, except per share data)



                                       1995                             1994
                                      First            Fourth     Third    Second     First
                                     Quarter           Quarter   Quarter   Quarter   Quarter
Interest income                      $16,985           $16,420   $15,489  $14,817    $14,286
Interest expense                       5,514             5,404     5,227    5,019      5,078

Net interest income                   11,471            11,016    10,262    9,798      9,208
Less tax equivalent adjustment            33                39        41       47         33
Provision for possible loan
  losses                                 450               385       252      431        449
Non-interest income                    2,727             2,402     2,523    2,379      2,384
Non-interest expense                   9,490             8,971     9,132    8,667      8,840

Income before income taxes             4,225             4,023     3,360    3,032      2,270
Income taxes                           1,428             1,356     1,130    1,021        567

Net income                           $ 2,797           $ 2,667   $ 2,230  $ 2,011    $ 1,703

Earnings per share                   $   .69           $   .66   $   .55  $   .49    $   .42

Dividends per share                  $   .15           $  .125   $   .10  $   .10    $   .08

Return on average assets (1)           1.22%             1.10%      .93%     .84%       .73%

Return on average equity (1)          14.95%            14.32%    12.29%   11.46%     10.03%


(1) Annualized

Note: Certain amounts in the 1994 Quarterly Income Summary have been reclassified to present in-substance foreclosed assets on a consistent basis under SFAS 114.

NONPERFORMING ASSETS
QUARTERLY SUMMARY
(In thousands)
                                       1995                             1994
                                      First            Fourth     Third    Second     First
                                     Quarter           Quarter   Quarter   Quarter   Quarter
Nonaccrual loans                     $10,293           $10,927   $12,760   $14,367   $16,673

Loans 90 days or more past due         2,058             3,003     2,041     2,603     4,144

Restructured loans                       -               1,251     1,259       281       602

    Total nonperforming loans         12,351            15,181    16,060    17,251    21,419

Other real estate                     10,149            10,124    10,676    11,312     9,650

    Total nonperforming assets       $22,500           $25,305   $26,736   $28,563   $31,069

Nonperforming loans as a
  percent of total loans               2.41%             2.80%     3.04%     3.37%     4.17%

Nonperforming assets as a
  percent of total loans               4.38%             4.67%     5.07%     5.57%     6.05%


Note: Certain amounts in the 1994 Nonperforming Assets Quarterly Summary have been reclassified to present in-substance foreclosed assets on a consistent basis under SFAS 114.

PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.
         A. The 1995 Annual Meeting of Shareholders of the Company was held on April 26, 1995.

         B. The following matters were submitted to a vote of the shareholders of the Company.

            (1) To fix the number of Directors at seventeen.

                VOTED:  FOR:        3,537,481
                        AGAINST:        5,214
                        ABSTAINED:     11,028

            (2) Election of Directors.

                                            Voted          Votes
                Nominee                      For          Withheld


                Robert L. Bailey           3,543,692       10,031

                Robert P. Bass, Jr.        3,543,773        9,950
                Arthur E. Comolli          3,548,223        5,500
                Raymond G. Cote            3,551,823        1,900
                Sidney Thurber Cox         3,551,773        1,950
                Raymond J. Creteau         3,551,773        1,950
                Robert B. Field, Jr.       3,551,744        1,979
                Morton E. Goulder          3,542,773       10,950
                Philip D. Labombarde       3,542,773       10,950
                Floyd A. Lamb              3,551,823        1,900
                Daniel R.W. Murdock        3,542,173       11,550
                Constance T. Prudden       3,547,273        6,450
                Joseph G. Sakey            3,551,773        1,950
                Paul R. Shea               3,551,642        2,081
                Davis P. Thurber           3,551,773        1,950
                George R. Walker; and      3,539,673       14,050
                Richard S. West            3,551,773        1,950
                All Nominees               3,551,823        1,900

            (3) Re-engagement of Independent Auditors.

                VOTED:  FOR:        3,542,792
                        AGAINST:        9,045
                        ABSTAINED:      1,886

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits required by Item 601 of Regulation S-K are listed on the Exhibits Index on page 20 of this report and are filed herewith.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned thereunto duly authorized.



                                 BANK OF NEW HAMPSHIRE CORPORATION



Date:  May 4, 1995               /s/ Davis P. Thurber
                                 Davis P. Thurber, Chairman of the
                                 Board and President



Date:  May 4, 1995               /s/ Gregory D. Landroche
                                 Gregory D. Landroche, Executive
                                 Vice President, Chief Financial
                                 Officer and Treasurer

                         EXHIBITS INDEX

            Filed as part of this Report on Form 10-Q


Part I
Exhibit No.           Description                        Page No.

   27                 Financial Data Schedule               20