Form 10-Q
period 1995-06-30
BANK OF NEW HAMPSHIRE CORP
filed 1995-08-08
CIK 313857

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

Indicate the number of shares outstanding of the issuer's common stock as of June 30, 1995:

Common Stock, $2.50 stated value, no par value, 4,064,156 shares.

                     BANK OF NEW HAMPSHIRE CORPORATION

                             TABLE OF CONTENTS


                                                                        Page



PART I.  FINANCIAL INFORMATION

      Item 1.    Financial Statements:

                 Bank of New Hampshire Corporation and Subsidiary:

                    Consolidated Balance Sheets                       3

                    Consolidated Statements of Income                 4

                    Consolidated Statements of Cash Flows             5

                    Note to Financial Statements                      6

      Item 2.    Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                           6

      LIST OF TABLES

                 1995 Quarterly Average Balance Sheets and Rates     13

                 1994 Quarterly Average Balance Sheets and Rates     14

                 Quarterly Condensed Income Statements               15

                 Nonperforming Assets Quarterly Summary              16


PART II. OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K.                   17


SIGNATURES                                                           17

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED BALANCE SHEETS                           (Unaudited)
                                                       June 30       December 31
                                                         1995           1994

                                                        (Dollars in thousands,
Assets                                                 except per share amounts)

  Cash and due from banks                               $ 76,516      $ 66,037
  Federal funds sold                                      60,000        28,000
        Total cash and cash equivalents                  136,516        94,037
  Securities:
    Held-to-maturity debt                                286,103       286,577
    Available-for-sale equity                              3,654         3,614
        Total securities                                 289,757       290,191

  Loans:
    Commercial                                            62,799        58,764
    Real estate - commercial                             126,504       133,183
    Real estate - construction                             4,803         3,544
    Real estate - residential                            256,143       261,062
    Installment                                           59,801        85,926
        Total loans                                      510,050       542,479
        Less: Allowance for possible loan losses          12,550        13,191
           Net loans                                     497,500       529,288

  Premises and equipment                                   9,985        10,226
  Other real estate owned                                  9,011        10,124
  Other assets                                            17,283        19,590
Total Assets                                            $960,052      $953,456



Liabilities and Shareholders' Equity

  Deposits:
    Non-interest bearing                                $167,121      $148,009
    Interest bearing                                     669,509       677,847
        Total deposits                                   836,630       825,856
  Securities sold under agreements to repurchase          30,433        40,888
  Other borrowed funds                                     3,070         3,072
  Accrued expenses and other liabilities                   9,848         8,466
        Total liabilities                                879,981       878,282
  Shareholders' Equity:
    Preferred stock - no par value
      Authorized shares - 500,000; none issued
    Common stock - stated value $2.50 per share
      Authorized - 6,000,000 shares
      Issued - 4,064,156 shares in 1995
        and 4,064,103 shares in 1994                      10,160        10,160
    Surplus                                               27,289        27,288
    Retained earnings                                     42,622        37,726
        Total shareholders' equity                        80,071        75,174

Total liabilities and shareholders' equity              $960,052      $953,456


See note to financial statements.

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                            Quarters Ended        Six Months Ended
                                               June 30                June 30
                                           1995        1994       1995        1994
                                           (In thousands, except per share amounts)
Interest income:
  Loans, including fees                  $ 12,284    $ 11,065    $ 24,702  $ 22,153
  Securities                                4,245       2,950       8,129     5,372
  Other                                       831         755       1,481     1,498
        Total interest income              17,360      14,770      34,312    29,023

Interest expense:
  Deposits                                  5,387       4,833      10,422     9,756
  Funds borrowed                              445         186         924       341
        Total interest expense              5,832       5,019      11,346    10,097
Net interest income                        11,528       9,751      22,966    18,926
  Provision for possible loan losses          450         431         900       880
Net interest income after provision
  for possible loan losses                 11,078       9,320      22,066    18,046

Non-interest income:
  Trust fees                                1,089         994       2,075     1,993
  Service charges on deposit accounts         815         820       1,608     1,603
  Other                                       620         565       1,568     1,167
        Total non-interest income           2,524       2,379       5,251     4,763

Non-interest expense:
  Salaries                                  3,517       3,394       7,028     6,751
  Employee benefits                         1,171         978       2,638     2,095
  Occupancy                                   811         759       1,625     1,621
  Equipment                                   469         469         834       904
  OREO expense                                (28)        366         207       841
  FDIC insurance                              466         552         931     1,103
  Other                                     2,223       2,149       4,856     4,192
        Total non-interest expense          8,629       8,667      18,119    17,507
Income before income taxes                  4,973       3,032       9,198     5,302
Provision for income taxes                  1,682       1,021       3,110     1,588

NET INCOME                               $  3,291    $  2,011    $  6,088  $  3,714

Average shares outstanding                  4,064       4,067       4,064     4,067

Per share amounts:
  Earnings                                  $ .81       $ .49       $1.50     $ .91

  Cash dividends declared                   $ .15       $ .10       $ .30     $ .18

See note to financial statements.

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                     Six Months Ended June 30
                                                        1995           1994
                                                          (In thousands)

Cash Flows from Operating Activities:
  Net income                                         $  6,088       $  3,714
  Reconciliation of net income to net
    cash provided from operating activities:
  Provision for possible loan losses                      900            880
  Depreciation, amortization and accretion                999          1,367
  Net change in interest receivables and payables       2,905         (1,781)
  Net gain on sales of loans                             (154)           (53)
  Gains on OREO, net                                     (264)           (33)
  Provision for deferred taxes                            410            118
  Other, net                                              846          1,277

    Net cash provided from operating activities        11,730          5,489

Cash Flows from Investing Activities:
  Sales of available-for-sale equity securities           596
  Maturities of held-to-maturity debt securities       84,131         81,120
  Purchases of held-to-maturity debt securities       (84,441)      (110,942)
  Proceeds from sales of loans                         31,425          7,833
  Proceeds from sales of OREO                           2,411          2,478
  Net cash (used for) from loans                       (1,527)         1,544
  Purchases of premises and equipment                    (945)          (343)

    Net cash provided from (used for) investing
      activities                                       31,650        (18,310)

Cash Flows used for Financing Activities:
  Net cash (used for) provided from core deposits     (10,662)         7,547
  Net cash provided from (used for) certificates
    of deposit                                         21,436        (17,609)
  Net cash (used for) provided from short-term
    borrowings                                        (10,457)         4,664
  Dividends paid                                       (1,218)          (732)
    Net cash used for financing
      activities                                         (901)        (6,130)

Net change in cash and cash equivalents                42,479        (18,951)

Cash and cash equivalents at January 1                 94,037        165,999

Cash and cash equivalents at June 30                 $136,516       $147,048

Income tax paid                                      $  2,925       $    850

Interest paid                                        $ 10,660       $ 10,828


See note to financial statements.

  BANK OF NEW HAMPSHIRE CORPORATION
  NOTE TO FINANCIAL STATEMENTS

  Note 1. The accompanying unaudited interim consolidated financial statements of Bank of New Hampshire Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles. The balance sheet at December 31, 1994 is from the audited financial statements at that date but does not include all of the information and footnotes required for complete financial statements.

  In the opinion of Management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. Results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. The accounting policies followed by the Company are set forth in Note A to the consolidated financial statements in the 1994 Annual Report to Shareholders (Form 10-K - Exhibit 13) and should be read in conjunction with the information contained herein.

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  For the Three and Six-Month Periods Ended June 30, 1995 and 1994

  OVERVIEW

  Net Income

  For the six months ended June 30, 1995, the Company recorded net income of $6.1 million, or $1.50 per share, versus net income of $3.7 million, or $.91 per share, for the first half of 1994, a 65% increase. For the second quarter of 1995, the Company recorded net income of $3.3 million, or $.81 per share, compared to net income of $2.0 million, or $.49 per share, for the second quarter of 1994, a 65% increase. The principal reason for the increases in net income in 1995 compared to 1994 were the increases in net interest income of $1.8 million and $4.0 million for the three and six-month periods, respectively.

  FINANCIAL CONDITION

  Loans

  Total loans at June 30, 1995 were $510.1 million, a decrease of $32.4 million from the 1994 year-end balance of $542.5 million. This decrease was primarily due to the sale of $31.3 million in student loans. A significant amount of the Company's commercial real estate loans have been made to owner occupied businesses. Even though these loans are collateralized by real estate, the primary repayment source for each such loan is the cash flow generated by the related business. The diversification of the commercial real estate loan portfolio is such that a material adverse impact on future operations of the Company is unlikely. See "Nonperforming Assets," and "Net Interest Income." The Company has no foreign loans or energy loans, and agricultural loans totalled only $28,000 at June 30, 1995.

  Nonperforming Assets

  The following Table provides information with respect to the Company's nonaccrual, past due and restructured loans as well as the components of nonperforming assets as of the dates indicated.

                                          June 30      December 31
                                            1995           1994
                                                (In thousands)

  Nonaccrual loans (NL)                   $ 8,461         $10,927
  Past due 90 days or more (accruing)       1,933           3,003
  Restructured loans                                        1,251
      Total nonperforming loans (NPL)      10,394          15,181
  Other real estate owned (OREO)            9,011          10,124

      Total nonperforming assets (NPA)    $19,405         $25,305

  At June 30, 1995, the nonaccrual loan balance of $8.5 million included $7.6 million in real estate loans, $814,000 in commercial loans, and $38,000 in installment loans. Loans 90 days past due and still accruing interest were $1.9 million and included real estate loans of $1.8 million, commercial loans of $69,000 and installment debt of $101,000. Although restructured loans have not been material, management encourages restructuring when it is likely to benefit the Company and the borrower.

  The OREO balance at June 30, 1995 of $9.0 million consists of $6.5 million of commercial properties, $1.5 million of residential properties, and $1.0 million of sub-divided lots and undeveloped land.

  The following Table summarizes the real estate operations of property held for sale for the three and six-month periods ended June 30, 1995 and 1994.

                                            Three Months Ended     Six Months Ended
                                                  June 30              June 30
                                            1995         1994      1995       1994
                                                         (In thousands)
  Balance, beginning of period             $10,192     $ 9,878    $10,192   $ 8,607

  Additions during the period                  112       3,322      1,151     5,576
  OREO losses                                   (6)       (184)       (56)     (226)
  OREO sales                                (1,210)     (1,463)    (2,141)   (2,319)
  Other, net                                   (34)        (69)       (92)     (154)
                                             9,054      11,484      9,054    11,484
  Allowance for possible OREO losses           (43)       (172)       (43)     (172)
  Balance, end of period                   $ 9,011     $11,312    $ 9,011   $11,312

  The following Table summarizes the components of OREO expense for the three and six-month periods ended June 30, 1995 and 1994.

                                            Three Months Ended     Six Months Ended
                                                  June 30              June 30
                                            1995        1994       1995       1994
                                                        (In thousands)
  Valuation adjustments:
    OREO losses                            $     6      $   106   $     6   $   126
    Net (gain) loss on OREO sales             (266)        (220)     (270)     (159)
                                              (260)        (114)     (264)      (33)
  General carrying costs                       232          481       471       874
  OREO expense                             $   (28)     $   367   $   207   $   841

  General carrying costs include legal fees, real estate taxes, maintenance, Appraisals, insurance and miscellaneous other costs. See "Non-Interest Expense."

Allowance for Possible Loan Losses (APLL)

  The APLL is available for future loan losses. Management believes the APLL is adequate as of June 30, 1995.

  The following table presents the activity in the APLL for the three and six-month periods ended June 30, 1995 and 1994, and the coverage percentages at June 30, 1995 and 1994.

                                            Three Months Ended     Six Months Ended
                                                  June 30              June 30
                                            1995         1994      1995       1994
                                                     (Dollars in thousands)
  Balance, beginning of period             $12,750      $13,612   $13,191   $14,581
    Provision for possible loan losses         450          431       900       880
    Loan losses:
      Commercial                              (119)        (245)     (151)     (663)
      Real estate - commercial                (183)        (306)     (632)     (448)
      Real estate - construction                (3)                    (3)
      Real estate - residential               (868)        (872)   (1,479)   (1,897)
      Installment                              (93)         (97)     (189)     (209)
          Total loan losses                 (1,266)      (1,520)   (2,454)   (3,217)
    Recoveries:
      Commercial                               115          304       243       464
      Real estate - commercial                 241           15       266        21
      Real estate - construction                97            4       146        18
      Real estate - residential                 76          158       102       173
      Installment                               87           86       156       170
          Total recoveries                     616          567       913       846
      Net loan losses                         (650)        (953)   (1,541)   (2,371)
  Balance, end of period                   $12,550      $13,090   $12,550   $13,090


                                                                        June 30
                                                                    1995       1994

  APLL/NPA                                                            65%       46%
  APLL/NPL                                                           121        76
  APLL/NL                                                            148        91

  At June 30, 1995, the recorded investment in loans that were considered impaired under SFAS 114 was $4.6 million, all of which were nonaccrual loans. Included in this amount is $3.5 million of impaired loans for which the related allocation of the APLL is $1.4 million. Impaired loans totalling $1.1 million do not have an allocation of the APLL as a result of write-downs and other factors. The average recorded investment in impaired loans during the six months ended June 30, 1995 was $4.8 million. The Company recognized no interest income on impaired loans or nonaccrual loans in 1995.

  Securities

  Securities totalled $289.8 million at June 30, 1995 and $290.2 million at December 31, 1994. The portfolio consists principally of U.S. Treasury instruments with an overall maturity of twelve months. The estimated fair value of held-to-maturity debt securities totalled $287.9 million and $283.0 million at June 30, 1995 and December 31, 1994, respectively. Federal funds sold totalled $60.0 million at June 30, 1995, compared to $28.0 million at year-end 1994 an increase of $32.0 million. The increase in federal funds sold is principally due to the previously mentioned sale of student loans.

  Deposits

  Deposits of $836.6 million at June 30, 1995 increased $10.7 million from $825.9 million at December 31, 1994. Interest bearing deposit balances at June 30, 1995 totalled $669.5 million compared to $677.8 million at year-end 1994, a decrease of $8.3 million. The decrease occurred primarily in savings deposits ($24.2 million) and money market accounts ($6.2 million) and was offset somewhat by increases in time deposits ($21.4 million). Demand deposits increased by $19.1 million through June 30, 1995 compared to the 1994 year-end balance of $148.0 million. The changes are principally attributable to normal seasonal fluctuation and, to a lesser extent, customer movement of deposits into other investment alternatives. The impact of the changes in deposits during the first six months of 1995 was not material to the overall liquidity position of the Company.

  The following Table presents the various types of deposit balances at June 30, 1995 and at December 31, 1994.

                                       June 30          December 31
                                         1995               1994
                                             (In thousands)

  Demand deposits                      $167,121           $148,009
  NOW accounts                          138,674            138,031
  Savings deposits                      264,409            288,646
  Money market accounts                  45,179             51,359
  Time deposits of $100,000 or more      11,843              9,558
  Other time deposits                   209,404            190,253
      Total deposits                   $836,630           $825,856

  Capitalization

  The following Table presents the regulatory capital ratios of the Company.

                                      Regulatory    June 30     December 31
                                        Minimum       1995          1994
  Regulatory Capital Ratios:

    Leverage ratio                      3.00%         8.46%          7.68%
    Tier 1 risk-based ratio             4.00         17.11          15.94
    Total risk-based ratio              8.00         18.38          17.21

  The following Table presents the regulatory capital ratios of the Bank.

                                      Regulatory    June 30     December 31
                                        Minimum       1995          1994
  Regulatory Capital Ratios:

    Leverage ratio                      3.00%         7.84%          7.06%
    Tier 1 risk-based ratio             4.00         15.90          14.67
    Total risk-based ratio              8.00         17.17          15.94


  Dividend Policy

  The declaration and subsequent payment of dividends on the Company's common stock is considered quarterly by the Board of Directors. The long-term capacity of the Company to pay dividends is conditioned upon the receipt of upstreamed dividends from the Bank.

  RESULTS OF OPERATIONS

  Net Interest Income

  This discussion of net interest income should be read in conjunction with the Tables on pages 13 through 16. All interest income, yields, rates and net interest margins which follow in this discussion are stated on a fully taxable equivalent ("FTE") basis using a tax rate of 34%.

  Net interest income for the six months ended June 30, 1995, totalled $23.0 million compared to $19.0 million for the six months ended June 30, 1994. Net interest income changes are caused by interest-rate movements, changes in the amounts and the mix of earning assets and interest bearing liabilities, and changes in the amounts of non-earning assets and non-interest bearing liabilities. For the first six months of 1995, the $4.0 million increase in net interest income was primarily due to higher rates earned on loans and securities. For the first six months of 1995, the net interest margin equalled 5.41% compared to 4.37% for the six months ended June 30, 1994. Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

  Second quarter net interest income increased from $9.8 million in 1994 to $11.6 million in 1995. This increase of $1.8 is the result of higher rates earned, in general, on interest earning assets, primarily loans and securities. The net interest margin was 5.41% and 4.48% for the 1995 and 1994 second quarters, respectively.

  The levels of net interest income and margin reported for the three and six-month periods ended June 30, 1995 are not necessarily indicative of future results. The Company has benefited from interest rate increases on earning assets, such as loans and securities, outpacing increases in deposit rates. The Company will continue to be affected by competitive pricing pressure on deposits, loans and other products.

  Average interest earning assets totalled $858.3 million for the first half of 1995, a decrease of $18.1 million compared to the 1994 comparable period. The decrease in average interest earning assets consists primarily of a decrease of $36.1 million in federal funds sold offset somewhat by an increase of $19.1 million in securities. The yield on average interest earning assets for the first half of 1995 equalled 8.08%, an increase of 138 basis points from the comparable 1994 yield of 6.70%. The increase in yield was offset somewhat by higher interest rates paid on deposits and borrowings in the first half of 1995 compared to 1994. Rates paid on deposits and borrowings increased from 2.75% in the first half of 1994 to 3.24% in the comparable 1995 period. Average interest bearing liabilities totalled $706.4 million for the first half of 1995, a decrease of $34.7 million from the comparable 1994 total. The decrease in average interest bearing liabilities resulted from decreases of $32.7 million in savings deposits and $12.0 million in certificates of deposit offset somewhat by an increase of $10.2 million in securities sold under agreements to repurchase.

  Provision for Possible Loan Losses

  The amount of the provision for possible loan losses is recommended by Management and is then reviewed and approved quarterly by the Board of Directors of the Company based on its assessment of the size, composition and quality of the loan portfolio and the adequacy of the APLL in relation to the risks within the loan portfolio.

  The provision for possible loan losses for the first half of 1995 and 1994 was $900,000 and $880,000, respectively. Net loan losses for the first half of 1995 and 1994 were $1.5 million and $2.4 million, respectively. In connection with determining the appropriate amount of the provision for possible loan losses for any period, Management evaluates the current financial condition of specific borrowers, the general economic climate, loan portfolio composition, concentration of credits, loan loss history, adequacy of collateral and the trends and amounts of nonaccrual and past due loans. Management will continue to utilize the aforementioned criteria to monitor and analyze loan quality in future periods and will provide for possible loan losses accordingly.

  The provision for possible loan losses for the second quarter of 1995 was $450,000 compared to $431,000 during the second quarter of 1994. Net loans charged off for the quarters ended June 30, 1995 and 1994 were $650,000 and $953,000, respectively.

  Non-Interest Income

  Non-interest income increased by $488,000 for the six months ended June 30, 1995 compared with the same period last year. The increase is primarily due to a $367,000 gain resulting from a fire in one of the branch locations wherein the insurance proceeds exceeded the book basis of the property destroyed. The increase was also due to higher gains on sales of loans ($101,000) and higher trust fees ($82,000).

  Non-interest income increased $145,000 for the second quarter of 1995 over last year's total of $2.4 million. The increase was primarily due to higher trust fees ($95,000) and higher gains on sales of loans ($71,000).

  Non-Interest Expense

  Non-interest expense increased $612,000 to $18.1 million for the six months ended June 30, 1995 compared to the 1994 first half. This increase was primarily due to other miscellaneous non-interest expense which totalled $4.9 million for the six months ended June 30, 1995, an increase of $664,000 compared to the prior year first half total. This increase consists of higher student loan service bureau expenses ($80,000), marketing expenses ($93,000) and other miscellaneous expenses ($491,000). OREO expense decreased by $634,000 for the 1995 first half compared to the 1994 first half total of $841,000. The decrease was due to lower general carrying costs ($403,000), lower write-downs to fair value ($120,000) and higher gains on OREO sales ($111,000). FDIC insurance expense totalled $931,000 for the six months ended June 30, 1995, a decrease of $172,000 from the comparable 1994 first half due to lower deposit balances. Salaries and employee benefits increased by $820,000 for the 1995 first half. This increase was primarily due to increases in the cost of various employee benefit programs of $543,000 with the remainder resulting from planned increases in salaries and wages.

  Non-interest expense decreased $38,000 for the second quarter of 1995 compared with last year's total for the comparable period of $8.7 million. Salaries and employees benefits increased $316,0000, primarily due to an increase of $193,000 in the cost of various employee benefit programs. Occupancy and equipment expense increased by $52,000 compared to the prior year second quarter. OREO expense decreased by $394,000 for the 1995 second quarter compared to 1994. The decrease was due to lower general carrying costs ($249,000), lower write-downs to fair value ($100,000) and higher gains on OREO sales ($46,000). FDIC insurance expense decreased by $86,000 for the second quarter due to lower deposit balances. Other non-interest expense increased by $74,000 due primarily to higher other miscellaneous expenses.

  Income Tax Expense

  Income taxes for the first half of 1995 and 1994 totalled $3.1 million and $1.6 million, respectively, on 1995 pre-tax income of $9.2 million and 1994 pre-tax income of $5.3 million. The effective tax rate was 34% and 30% for the six months ended June 30, 1995 and 1994, respectively. The SFAS 109 valuation allowance which totalled $198,000 at December 31, 1993, was reversed during the 1994 first quarter resulting in a reduction in income tax expense.

  AVERAGE BALANCES AND RATES -
  FULLY TAXABLE EQUIVALENT BASIS
  QUARTERLY SUMMARY
  (In thousands)
                                                                   1995
                                               2nd Quarter              1st Quarter
                                               Avg Balance    Rate      Avg Balance    Rate
  ASSETS
  Interest earning assets:
    Loans (1)                                  $511,435       9.66%     $524,790       9.62%
    Taxable securities                          289,138       5.87       289,077       5.43
    Non-taxable securities                          842       8.57           908       8.93
    Federal funds sold and securities
      purchased under agreements to resell       55,335       6.02        45,037       5.85
  Total interest earning assets                 856,750       8.14       859,812       8.01
  Non-interest earning assets:
    Cash and due from banks                      47,797                   48,304
    Premises and equipment, net                   9,999                   10,172
    Other assets                                 26,846                   28,568
    Less allowance for possible loan losses     (12,995)                 (13,318)

  Total assets                                 $928,397                 $933,538

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest bearing liabilities:
    Savings deposits                           $449,040       2.49      $464,528       2.52
    Certificates of deposit of $100,000
      or more                                    10,926       4.52         9,737       4.17
    Other time deposits                         200,546       4.95       191,736       4.34
    Federal funds purhcased and securities
      sold under agreements to repurchase        38,542       4.23        42,365       4.24
    Other borrowed funds                          2,484       6.30         2,876       5.08
  Total interest bearing liabilities            701,538       3.33       711,242       3.14
  Non-interest bearing liabilities:
    Demand deposits                             138,156                  136,893
    Other liabilities                            10,318                    9,512
  Total liabilities                             850,012                  857,647
  Shareholders' equity                           78,385                   75,891
  Total liabilities and shareholders' equity   $928,397                 $933,538

  Interest rate spread                                        4.81%                    4.87%

  Net interest margin                                         5.41%                    5.41%

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

QUARTERLY INCOME SUMMARY -
FULLY TAXABLE EQUIVALENT BASIS
(In thousands, except per share data)



                                            1995                                   1994
                                   Second        First            Fourth     Third    Second     First
                                   Quarter      Quarter           Quarter   Quarter   Quarter   Quarter
Interest income                    $17,394      $16,985           $16,420   $15,489  $14,817    $14,286
Interest expense                     5,832        5,514             5,404     5,227    5,019      5,078

Net interest income                 11,562       11,471            11,016    10,262    9,798      9,208
Less tax equivalent adjustment          34           33                39        41       47         33
Provision for possible loan
  losses                               450          450               385       252      431        449
Non-interest income                  2,524        2,727             2,402     2,523    2,379      2,384
Non-interest expense                 8,629        9,490             8,971     9,132    8,667      8,840

Income before income taxes           4,973        4,225             4,023     3,360    3,032      2,270
Provision for income taxes           1,682        1,428             1,356     1,130    1,021        567

Net income                         $ 3,291      $ 2,797           $ 2,667   $ 2,230  $ 2,011    $ 1,703

Earnings per share                 $   .81      $   .69           $   .66   $   .55  $   .49    $   .42

Dividends per share                $   .15      $   .15           $  .125   $   .10  $   .10    $   .08

Return on average assets (1)          1.42%        1.22%             1.10%      .93%     .84%       .73%

Return on average equity (1)         16.84%       14.95%            14.32%    12.29%   11.46%     10.03%


(1) Annualized

Note: Certain amounts in the 1994 Quarterly Income Summary have been reclas-sified to present in-substance foreclosed assets on a consistent basis under SFAS 114.

NONPERFORMING ASSETS
QUARTERLY SUMMARY
(In thousands)
                                           1995                                   1994
                                   Second       First            Fourth     Third    Second     First
                                   Quarter     Quarter           Quarter   Quarter   Quarter   Quarter
Nonaccrual loans                   $ 8,461     $10,293           $10,927   $12,760   $14,367   $16,673

Loans 90 days or more past due       1,933       2,058             3,003     2,041     2,603     4,144

Restructured loans                     -           -               1,251     1,259       281       602

    Total nonperforming loans       10,394      12,351            15,181    16,060    17,251    21,419

Other real estate owned              9,011      10,149            10,124    10,676    11,312     9,650

    Total nonperforming assets     $19,405     $22,500           $25,305   $26,736   $28,563   $31,069

Nonperforming loans as a
  percent of total loans             2.04%       2.41%             2.80%     3.04%     3.37%     4.17%

Nonperforming assets as a
  percent of total loans             3.80%       4.38%             4.67%     5.07%     5.57%     6.05%


Note: Certain amounts in the 1994 Nonperforming Assets Quarterly Summary have been reclassified to present in-substance foreclosed assets on a consistent basis under SFAS 114.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits required by Item 601 of Regulation S-K are listed on the Exhibits Index on page 18 of this report and are filed herewith.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended June 30, 1995.



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned thereunto duly authorized.



                                 BANK OF NEW HAMPSHIRE CORPORATION



Date:  August 7, 1995            /s/ Davis P. Thurber
                                 Davis P. Thurber, Chairman of the
                                 Board and President



Date:  August 7, 1995            /s/ Gregory D. Landroche
                                 Gregory D. Landroche, Executive Vice
                                 President, Chief Financial Officer and
                                 Treasurer

                              EXHIBITS INDEX

                 Filed as part of this Report on Form 10-Q


Part I
Exhibit No.           Description                        Page No.

   10                 Agreement For Item Processing
                        Outsourcing Services              19-50

   27                 Financial Data Schedule               51