Form 10-Q
period 1995-09-30
BANK OF NEW HAMPSHIRE CORP
filed 1995-11-08
CIK 313857

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

Indicate the number of shares outstanding of the issuer's common stock as of September 30, 1995:

Common Stock, $2.50 stated value, no par value, 4,064,165 shares.

                     BANK OF NEW HAMPSHIRE CORPORATION

                             TABLE OF CONTENTS


                                                                        Page



PART I.  FINANCIAL INFORMATION

      Item 1.    Financial Statements:

                 Bank of New Hampshire Corporation and Subsidiary:

                    Consolidated Balance Sheets                       3

                    Consolidated Statements of Income                 4

                    Consolidated Statements of Cash Flows             5

                    Notes to Financial Statements                     6

      Item 2.    Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                           6

      LIST OF TABLES

                 1995 Quarterly Average Balance Sheets and Rates     14

                 1994 Quarterly Average Balance Sheets and Rates     15

                 Quarterly Condensed Income Statements               16

                 Nonperforming Assets Quarterly Summary              17


PART II. OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K.                   18


SIGNATURES                                                           18

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED BALANCE SHEETS
                                               September 30    December 31
                                                   1995           1994

                                                  (Dollars in thousands,
Assets                                           except per share amounts)

  Cash and due from banks                         $ 69,512      $ 66,037
  Federal funds sold                                58,000        28,000
        Total cash and cash equivalents            127,512        94,037
  Securities:
    Held-to-maturity debt                          275,956       286,577
    Available-for-sale equity                        3,686         3,614
        Total securities                           279,642       290,191

  Loans:
    Commercial                                      64,325        58,764
    Real estate - commercial                       135,372       133,183
    Real estate - construction                       5,747         3,544
    Real estate - residential                      259,845       261,062
    Installment                                     65,437        85,926
        Total loans                                530,726       542,479
        Less: Allowance for possible loan losses    12,073        13,191
           Net loans                               518,653       529,288

  Premises and equipment                            10,634        10,226
  Other real estate owned                            7,959        10,124
  Other assets                                      17,927        19,590
Total Assets                                      $962,327      $953,456



Liabilities and Shareholders' Equity

  Deposits:
    Non-interest bearing                          $160,756      $148,009
    Interest bearing                               674,746       677,847
        Total deposits                             835,502       825,856
  Securities sold under agreements to repurchase    30,392        40,888
  Other borrowed funds                               3,072         3,072
  Accrued expenses and other liabilities            10,551         8,466
        Total liabilities                          879,517       878,282
  Shareholders' Equity:
    Preferred stock - no par value
      Authorized shares - 500,000; none issued
    Common stock - stated value $2.50 per share
      Authorized - 6,000,000 shares
      Issued - 4,064,165 shares in 1995
        and 4,064,103 shares in 1994                10,160        10,160
    Surplus                                         27,289        27,288
    Retained earnings                               45,361        37,726
        Total shareholders' equity                  82,810        75,174
Total liabilities and shareholders' equity        $962,327      $953,456


See notes to financial statements.

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                            Quarters Ended        Nine Months Ended
                                             September 30           September 30
                                           1995        1994       1995        1994
                                           (In thousands, except per share amounts)
Interest income:
  Loans, including fees                  $ 12,752    $ 11,507    $ 37,454  $ 33,660
  Securities                                4,377       3,275      12,506     8,647
  Other                                     1,021         666       2,502     2,164

        Total interest income              18,150      15,448      52,462    44,471

Interest expense:
  Deposits                                  5,720       4,959      16,142    14,715
  Funds borrowed                              421         268       1,345       609
        Total interest expense              6,141       5,227      17,487    15,324
Net interest income                        12,009      10,221      34,975    29,147
  Provision for possible loan losses          450         252       1,350     1,132
Net interest income after provision
  for possible loan losses                 11,559       9,969      33,625    28,015

Non-interest income:
  Trust fees                                1,021         919       3,096     2,912
  Service charges on deposit accounts         817         861       2,425     2,464
  Securities gains (losses)                     2         165          (1)      165
  Other                                       546         578       2,117     1,745

        Total non-interest income           2,386       2,523       7,637     7,286

Non-interest expense:
  Salaries                                  3,728       3,492      10,756    10,243
  Employee benefits                           990       1,380       3,628     3,475
  Occupancy                                   747         730       2,372     2,351
  Equipment                                   459         457       1,293     1,361
  OREO expense                                503         522         710     1,363
  FDIC insurance                              (57)        540         874     1,643
  Other                                     2,326       2,011       7,182     6,203

        Total non-interest expense          8,696       9,132      26,815    26,639
Income before income taxes                  5,249       3,360      14,447     8,662
Provision for income taxes                  1,799       1,130       4,909     2,718

NET INCOME                               $  3,450    $  2,230    $  9,538  $  5,944

Average shares outstanding                  4,064       4,064       4,064     4,066


Per share amounts:
  Earnings                                  $ .85       $ .55       $2.35     $1.46

  Cash dividends declared                   $ .18       $ .10       $ .48     $ .28

See notes to financial statements.

BANK OF NEW HAMPSHIRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months Ended September 30
                                                       1995           1994
                                                          (In thousands)

Cash Flows from Operating Activities:
  Net income                                         $  9,538       $  5,944
  Reconciliation of net income to net
    cash provided from operating activities:
  Provision for possible loan losses                    1,350          1,132
  Depreciation, amortization and accretion              1,426          2,235
  Net change in interest receivables and payables       2,272         (1,908)
  Securities (gains) losses                                 1           (165)
  Net gain on sales of loans                             (154)           (53)
  (Gains) losses on OREO, net                             (59)            28
  Provision for deferred taxes                            646            533
  Other, net                                            1,320           (245)

    Net cash provided from operating activities        16,340          7,501

Cash Flows from (used for) Investing Activities:
  Sales of available-for-sale equity securities           622            233
  Maturities of held-to-maturity debt securities      124,266        113,344
  Purchases of held-to-maturity debt securities      (114,491)      (145,936)
  Proceeds from sales of loans                         31,425          8,214
  Proceeds from sales of OREO                           3,571          3,530
  Net cash used for loans                             (23,477)       (14,448)
  Purchases of premises and equipment                  (1,980)          (541)

    Net cash provided from (used for) investing
      activities                                       19,936        (35,604)

Cash Flows used for Financing Activities:
  Net cash used for core deposits                     (23,047)        (1,025)
  Net cash provided from (used for) certificates
    of deposit                                         32,693        (23,292)
  Net cash (used for) provided from short-term
    borrowings                                        (10,496)         1,870
  Dividends paid                                       (1,951)        (1,138)
    Net cash used for financing
      activities                                       (2,801)       (23,585)

Net change in cash and cash equivalents                33,475        (51,688)

Cash and cash equivalents at January 1                 94,037        165,999

Cash and cash equivalents at September 30            $127,512       $114,311

Income tax paid                                      $  4,650       $  1,820

Interest paid                                        $ 16,154       $ 15,932


See notes to financial statements.

  BANK OF NEW HAMPSHIRE CORPORATION
  NOTES TO FINANCIAL STATEMENTS

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

  In the opinion of Management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. Results for the three and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. The accounting policies followed by the Company are set forth in Note A to the consolidated financial statements in the 1994 Annual Report to Shareholders (Form 10-K - Exhibit 13) and should be read in conjunction with the information contained herein.

  Note 2. On October 25, 1995 the Company, along with Peoples Heritage Financial Group, Inc. ("Peoples") announced a definitive agreement to merge. The transaction would be a tax-free exchange of two shares of Peoples common stock for each share of the Companys' common stock. It is intended that the transaction will be accounted for as a pooling of interests.

  Under the definitive agreement, Peoples' New Hampshire-based holding company, First Coastal Banks, Inc., will merge into the Company. Immediately following, The First National Bank of Portsmouth, a wholly owned subsidiary of First Coastal, will be merged into Bank of New Hampshire. The combination will result in Peoples becoming a $4.2 billion banking company with a N.H.-based banking subsidiary of approximately $1.7 billion in assets.

  The agreement is subject to approval by shareholders of both companies and by regulatory authorities. It is anticipated that the transaction will close by mid-1996.

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  For the Three and Nine-Month Periods Ended September 30, 1995 and
  1994

  OVERVIEW

  Net Income

  For the nine months ended September 30, 1995, the Company recorded net income of $9.5 million, or $2.35 per share, compared to net income of $5.9 million, or $1.46 per share, for the first nine months of 1994, a 60% increase. For the third quarter of 1995, the Company recorded net income of $3.4 million, or $.85 per share, compared to net income of $2.2 million, or $.55 per share, for the third quarter of 1994, a 55% increase. The principal reason for the increases in net income in 1995 compared to 1994 were the increases in net interest income of $1.8 million and $5.8 million for the three and nine-month periods, respectively.

  FINANCIAL CONDITION

  Loans

  Total loans at September 30, 1995 were $530.7 million, a decrease of $11.8 million from the 1994 year-end balance of $542.5 million. This decrease was primarily due to the sale of $31.3 million in student loans offset somewhat by increases of $10.8 million in installment loans and $7.7 million in commercial real estate and commercial loans. A significant amount of the Company's commercial real estate loans have been made to owner occupied businesses. Even though these loans are collateralized by real estate, the primary repayment source for each such loan is the cash flow generated by the related business. The diversification of the commercial real estate loan portfolio is such that a material adverse impact on future operations of the Company is unlikely. See "Nonperforming Assets," and "Net Interest Income." The Company has no foreign loans or energy loans, and agricultural loans totalled only $151,000 at September 30, 1995.

  Nonperforming Assets

  The following Table provides information with respect to the Company's nonaccrual, past due and restructured loans as well as the components of nonperforming assets as of the dates indicated.

                                       September 30    December 31
                                           1995            1994
                                                (In thousands)

  Nonaccrual loans (NL)                   $ 6,484         $10,927
  Past due 90 days or more (accruing)       2,418           3,003
  Restructured loans                          594           1,251
      Total nonperforming loans (NPL)       9,496          15,181
  Other real estate owned (OREO)            7,959          10,124

      Total nonperforming assets (NPA)    $17,455         $25,305

  At September 30, 1995, the nonaccrual loan balance of $6.5 million included $6.1 million in real estate loans, $366,000 in commercial loans, and $32,000 in installment loans. Loans 90 days past due and still accruing interest were $2.4 million and included real estate loans of $2.3 million, commercial loans of $36,000 and installment debt of $51,000. Although restructured loans have not been material, management encourages restructuring when it is likely to benefit the Company and the borrower.

  The OREO balance at September 30, 1995 of $8.0 million consists of $5.6 million of commercial properties, $1.4 million of residential properties, and $1.0 million of sub-divided lots and undeveloped land.

The following Table summarizes the real estate operations of property held for sale for the three and nine-month periods ended September 30, 1995 and 1994.

                                          Three Months Ended     Nine Months Ended
                                            September 30           September 30
                                          1995         1994      1995       1994
                                                       (In thousands)

Balance, beginning of period             $ 9,054     $11,484    $10,192   $ 8,607

Additions during the period                  348         564      1,499     6,140
OREO losses                                  (56)        (49)      (112)     (275)
OREO sales                                (1,109)     (1,064)    (3,250)   (3,383)
Other, net                                   (35)        (91)      (127)     (245)
                                           8,202      10,844      8,202    10,844
Allowance for possible OREO losses          (243)       (168)      (243)     (168)
Balance, end of period                   $ 7,959     $10,676    $ 7,959   $10,676


The following Table summarizes the components of OREO expense for the three and nine-month periods ended September 30, 1995 and 1994.

                                          Three Months Ended    Nine Months Ended
                                            September 30           September 30
                                          1995        1994       1995       1994
                                                      (In thousands)
Valuation adjustments:
  OREO losses                            $    31      $    49   $    37   $   175
  Provision for possible OREO losses         225                    225
  Net (gain) loss on OREO sales              (51)          12      (321)     (147)
                                             205           61       (59)       28
General carrying costs                       298          461       769     1,335
OREO expense                             $   503      $   522   $   710   $ 1,363

General carrying costs include legal fees, real estate taxes, maintenance, appraisals, insurance and miscellaneous other costs. See "Non-Interest Expense."

Allowance for Possible Loan Losses (APLL)

The APLL is available for future loan losses. Management believes the APLL is adequate as of September 30, 1995.

The following table presents the activity in the APLL for the three and nine-month periods ended September 30, 1995 and 1994, and the coverage percentages at September 30, 1995 and 1994.

                                          Three Months Ended    Nine Months Ended
                                             September 30          September 30
                                          1995         1994      1995       1994
                                                   (Dollars in thousands)
Balance, beginning of period             $12,550      $13,090   $13,191   $14,581
  Provision for possible loan losses         450          252     1,350     1,132
  Loan losses:
    Commercial                               (15)          (6)     (166)     (669)
    Real estate - commercial                (654)        (483)   (1,286)     (931)
    Real estate - construction                (2)         --         (5)      --
    Real estate - residential               (504)        (452)   (1,983)   (2,349)
    Installment                              (78)        (167)     (267)     (376)
        Total loan losses                 (1,253)      (1,108)   (3,707)   (4,325)
  Recoveries:
    Commercial                                54           84       297       548
    Real estate - commercial                  18          375       284       396
    Real estate - construction                21            5       167        23
    Real estate - residential                108          232       210       405
    Installment                              125           84       281       254
        Total recoveries                     326          780     1,239     1,626
    Net loan losses                         (927)        (328)   (2,468)   (2,699)
Balance, end of period                   $12,073      $13,014   $12,073   $13,014


                                            September 30
                                           1995       1994

APLL/NPA                                     69%       49%
APLL/NPL                                    127        81
APLL/NL                                     186       102

At September 30, 1995, the recorded investment in loans that were considered impaired under SFAS 114 was $3.8 million, $3.2 million of which were nonaccrual loans. Included in this amount are $2.8 million of impaired loans for which the related allocation of the APLL is $905,000. Impaired loans totalling $969,000 do not have an allocation of the APLL as a result of write-downs and other factors. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was $4.7 million. The Company recognized no interest income on impaired loans or nonaccrual loans in 1995.

Securities

Securities totalled $279.6 million at September 30, 1995 and $290.2 million at December 31, 1994. The portfolio consists principally of U.S. Treasury instruments with an overall maturity of approximately twelve months. The estimated fair value of held-to-maturity debt securities totalled $277.7 million and $283.0 million at September 30, 1995 and December 31, 1994, respectively. Federal funds sold totalled $58.0 million at September 30, 1995, compared to $28.0 million at year-end 1994, an increase of $30.0 million.
The increase in federal funds sold is principally due to the previously mentioned sale of student loans.

  Deposits

  Deposits of $835.5 million at September 30, 1995 increased $9.6 million from $825.9 million at December 31, 1994. Interest bearing deposit balances at September 30, 1995 totalled $674.7 million compared to $677.8 million at year-end 1994, a decrease of $3.1 million. The decrease occurred in savings deposits ($29.5 million), money market accounts ($5.6 million) and NOW accounts ($658,000) and was mostly offset by increases in time deposits ($32.7 million). Demand deposits increased by $12.7 million through September 30, 1995 compared to the 1994 year-end balance of $148.0 million. The impact of the changes in deposits during the first nine months of 1995 was not material to the overall liquidity position of the Company.

  The following Table presents the various types of deposit balances at September 30, 1995 and at December 31, 1994.

                                     September 30       December 31
                                         1995               1994
                                             (In thousands)

  Demand deposits                      $160,756           $148,009
  NOW accounts                          137,373            138,031
  Savings deposits                      259,108            288,646
  Money market accounts                  45,761             51,359
  Time deposits of $100,000 or more      12,994              9,558
  Other time deposits                   219,510            190,253
      Total deposits                   $835,502           $825,856


  Capitalization

  The following Table presents the regulatory capital ratios of the Company.

                                   Regulatory   September 30   December 31
                                     Minimum        1995           1994
  Regulatory Capital Ratios:

    Leverage ratio                      3.00%         8.62%          7.68%
    Tier 1 risk-based ratio             4.00         16.92          15.94
    Total risk-based ratio              8.00         18.19          17.21

  The following Table presents the regulatory capital ratios of the Bank.

                                   Regulatory   September 30   December 31
                                     Minimum        1995           1994
  Regulatory Capital Ratios:

    Leverage ratio                      3.00%         8.02%          7.06%
    Tier 1 risk-based ratio             4.00         15.77          14.67
    Total risk-based ratio              8.00         17.04          15.94


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

  Net interest income for the nine months ended September 30, 1995, totalled $35.1 million compared to $29.3 million for the nine months ended September 30, 1994. Net interest income changes are caused by interest-rate movements, changes in the amounts and the mix of earning assets and interest bearing liabilities, and changes in the amounts of non-earning assets and non-interest bearing liabilities. For the first nine months of 1995, the $5.8 million increase in net interest income was primarily due to higher rates earned on loans and securities. For the first nine months of 1995, the net interest margin equalled 5.44% compared to 4.47% for the nine months ended September 30, 1994. Net interest margin is calculated by dividing annualized net interest income by average total earning assets.

  Third quarter net interest income increased from $10.3 million in 1994 to $12.0 million in 1995. This increase of $1.7 million is the result of higher rates earned, in general, on interest earning assets, primarily loans and securities. The net interest margin was 5.48% and 4.67% for the 1995 and 1994 third quarters, respectively.

  The levels of net interest income and margin reported for the three and nine-month periods ended September 30, 1995 are not necessarily indicative of future results. The Company has benefited from interest rate increases on earning assets, primarily loans and securities, outpacing increases in deposit rates. The Company will continue to be affected by competitive pricing pressure on deposits, loans and other products.

  Average interest earning assets totalled $862.7 million for the first nine months of 1995, a decrease of $12.7 million compared to the 1994 comparable period. The decrease in average interest earning assets consists primarily of a decrease of $20.6 million in federal funds sold offset somewhat by an increase of $10.2 million in securities. The yield on average interest earning assets for the first nine months of 1995 equalled 8.15%, an increase of 134 basis points from the comparable 1994 yield of 6.81%. The increase in yield was offset somewhat by higher interest rates paid on deposits and borrowings in the first nine months of 1995 compared to 1994. Rates paid on deposits and borrowings increased from 2.78% in the first nine months of 1994 to 3.31% in the comparable 1995 period. Average interest bearing liabilities totalled $706.5 million for the first nine months of 1995, a decrease of $31.0 million from the comparable 1994 total. The decrease in average interest bearing liabilities resulted from a decrease of $38.5 million in savings deposits offset somewhat by an increase of $7.9 million in securities sold under agreements to repurchase.

  Provision for Possible Loan Losses

  The amount of the provision for possible loan losses is recommended by Management and is then reviewed and approved quarterly by the Board of Directors of the Company based on its assessment of the size, composition and quality of the loan portfolio and the adequacy of the APLL in relation to the risks within the loan portfolio.

  The provision for possible loan losses for the first nine months of 1995 and 1994 was $1.3 million and $1.1 million, respectively. Net loan losses for the first nine months of 1995 and 1994 were $2.5 million and $2.7 million, respectively. In connection with determining the appropriate amount of the provision for possible loan losses for any period, Management evaluates the current financial condition of specific borrowers, the general economic climate, loan portfolio composition, concentration of credits, loan loss history, adequacy of collateral and the trends and amounts of nonaccrual and past due loans. Management will continue to utilize the aforementioned criteria to monitor and analyze loan quality in future periods and will provide for possible loan losses accordingly.

  The provision for possible loan losses for the third quarter of 1995 was $450,000 compared to $252,000 during the third quarter of 1994. Net loans charged off for the quarters ended September 30, 1995 and 1994 were $927,000 and $328,000, respectively.

  Non-Interest Income

  Non-interest income increased by $351,000 for the nine months ended September 30, 1995 compared with the same period last year. The increase is primarily due to a $367,000 gain resulting from a fire in one of the branch locations wherein the insurance proceeds exceeded the book basis of the property destroyed. The increase was also due to higher gains on sales of loans ($101,000) and higher trust fees ($184,000) which were offset somewhat by lower securities gains ($166,000).

  Non-interest income decreased $137,000 for the third quarter of 1995 over last year's total of $2.5 million. The decrease was primarily due to lower gains on sales of securities ($163,000).

  Non-Interest Expense

  Non-interest expense increased $176,000 to $26.8 million for the nine months ended September 30, 1995 compared to 1994. This increase was primarily due to other miscellaneous non-interest expense which totalled $7.2 million for the nine months ended September 30, 1995, an increase of $979,000 from the 1994 comparable total. This consists of increases in various data service and computer related expenses ($526,000) and higher other miscellaneous expenses. OREO expense decreased by $653,000 for the nine months ended September 30,1995 compared to the 1994 total of $1.4 million. The decrease was due to lower general carrying costs ($566,000), lower write-downs to fair value ($138,000) and higher gains on OREO sales ($174,000). FDIC insurance expense totalled $874,000 for the nine months ended September 30, 1995, a decrease of $769,000 from the comparable 1994 total. Effective June 1, 1995, the deposit insurance premium rate was reduced from $.23 to approximately $.04 per $100 of deposits. This retroactive rate reduction resulted in a third quarter refund of $506,000 in prepaid premium expense. Salaries and employee benefits increased by $666,000 for the first nine months of 1995. This increase was due to increases in the cost of various employee benefit programs of $153,000 with the remainder resulting from planned increases in salaries and wages.

  Non-interest expense decreased $436,000 for the third quarter of 1995 compared with last year's total for the comparable period of $9.1 million. Budgeted salary increases of $236,000 were more than offset by a decrease of $390,000 in employee benefits. FDIC insurance expense decreased by $597,000 for the third quarter due to receipt of the overpayment from June 1 to September 30, 1995 and the reduction in rates. Other non-interest expense increased by $315,000 due primarily to higher other miscellaneous expenses.

  Income Tax Expense

  Income taxes for the first nine months of 1995 and 1994 totalled $4.9 million and $2.7 million, respectively, on 1995 pre-tax income of $14.4 million and 1994 pre-tax income of $8.7 million. The effective tax rate was 34% and 31% for the nine months ended September 30, 1995 and 1994, respectively. The SFAS 109 valuation allowance which totalled $198,000 at December 31, 1993, was reversed during the 1994 first quarter resulting in a reduction in income tax expense.

  AVERAGE BALANCES AND RATES -
  FULLY TAXABLE EQUIVALENT BASIS
  QUARTERLY SUMMARY
  (In thousands)
                                                                                1995
                                               3rd Quarter              2nd Quarter              1st Quarter
                                               Avg Balance    Rate      Avg Balance    Rate      Avg Balance    Rate
  ASSETS
  Interest earning assets:
    Loans (1)                                  $515,809       9.83%     $511,435       9.66%     $524,790       9.62%
    Taxable securities                          285,249       6.07       289,138       5.87       289,077       5.43
    Non-taxable securities                          703      10.16           842       8.57           908       8.93
    Federal funds sold and securities
      purchased under agreements to resell       69,881       5.80        55,335       6.02        45,037       5.85
  Total interest earning assets                 871,642       8.28       856,750       8.14       859,812       8.01
  Non-interest earning assets:
    Cash and due from banks                      47,478                   47,797                   48,304
    Premises and equipment, net                  10,277                    9,999                   10,172
    Other assets                                 25,887                   26,846                   28,568
    Less allowance for possible loan losses     (12,777)                 (12,995)                 (13,318)

  Total assets                                 $942,507                 $928,397                 $933,538

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest bearing liabilities:
    Savings deposits                           $440,412       2.44      $449,040       2.49      $464,528       2.52
    Certificates of deposit of $100,000
      or more                                    12,249       5.25        10,926       4.52         9,737       4.17
    Other time deposits                         215,059       5.26       200,546       4.95       191,736       4.34
    Federal funds purchased and securities
      sold under agreements to repurchase        36,173       4.19        38,542       4.23        42,365       4.24
    Other borrowed funds                          2,722       5.68         2,484       6.30         2,876       5.08
  Total interest bearing liabilities            706,615       3.45       701,538       3.33       711,242       3.14
  Non-interest bearing liabilities:
    Demand deposits                             143,835                  138,156                  136,893
    Other liabilities                            10,918                   10,318                    9,512
  Total liabilities                             861,368                  850,012                  857,647
  Shareholders' equity                           81,139                   78,385                   75,891
  Total liabilities and shareholders' equity   $942,507                 $928,397                 $933,538

  Interest rate spread                                        4.83%                    4.81%                    4.87%

  Net interest margin                                         5.48%                    5.41%                    5.41%

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

QUARTERLY INCOME SUMMARY -
FULLY TAXABLE EQUIVALENT BASIS
(In thousands, except per share data)



                                                  1995                                          1994
                                    Third        Second       First            Fourth     Third    Second     First
                                   Quarter      Quarter      Quarter           Quarter   Quarter   Quarter   Quarter
Interest income                    $18,183      $17,394      $16,985           $16,420   $15,489  $14,817    $14,286
Interest expense                     6,141        5,832        5,514             5,404     5,227    5,019      5,078

Net interest income                 12,042       11,562       11,471            11,016    10,262    9,798      9,208
Less tax equivalent adjustment          33           34           33                39        41       47         33
Provision for possible loan
  losses                               450          450          450               385       252      431        449
Non-interest income                  2,386        2,524        2,727             2,402     2,523    2,379      2,384
Non-interest expense                 8,696        8,629        9,490             8,971     9,132    8,667      8,840

Income before income taxes           5,249        4,973        4,225             4,023     3,360    3,032      2,270
Provision for income taxes           1,799        1,682        1,428             1,356     1,130    1,021        567

Net income                         $ 3,450      $ 3,291      $ 2,797           $ 2,667   $ 2,230  $ 2,011    $ 1,703

Earnings per share                 $   .85      $   .81      $   .69           $   .66   $   .55  $   .49    $   .42

Dividends per share                $   .18      $   .15      $   .15           $  .125   $   .10  $   .10    $   .08

Return on average assets (1)          1.45%        1.42%        1.22%             1.10%      .93%     .84%       .73%

Return on average equity (1)         16.87%       16.84%       14.95%            14.32%    12.29%   11.46%     10.03%


(1) Annualized

Note: Certain amounts in the 1994 Quarterly Income Summary have been reclassified to present in-substance foreclosed assets on a consistent basis under SFAS 114.

NONPERFORMING ASSETS
QUARTERLY SUMMARY
(In thousands)
                                                 1995                                         1994
                                    Third      Second       First            Fourth     Third    Second     First
                                   Quarter     Quarter     Quarter           Quarter   Quarter   Quarter   Quarter
Nonaccrual loans                   $ 6,484     $ 8,461     $10,293           $10,927   $12,760   $14,367   $16,673

Loans 90 days or more past due       2,418       1,933       2,058             3,003     2,041     2,603     4,144

Restructured loans                     594         -           -               1,251     1,259       281       602

    Total nonperforming loans        9,496      10,394      12,351            15,181    16,060    17,251    21,419

Other real estate owned              7,959       9,011      10,149            10,124    10,676    11,312     9,650

    Total nonperforming assets     $17,455     $19,405     $22,500           $25,305   $26,736   $28,563   $31,069

Nonperforming loans as a
  percent of total loans             1.79%       2.04%       2.41%             2.80%     3.04%     3.37%     4.17%

Nonperforming assets as a
  percent of total loans             3.29%       3.80%       4.38%             4.67%     5.07%     5.57%     6.05%

Allowance for possible loan
  losses as a percent of
  nonperforming assets              69.17%      64.67%      56.67%            52.13%    48.68%    45.83%    43.81%


Note: Certain amounts in the 1994 Nonperforming Assets Quarterly Summary have been reclassified to present in-substance foreclosed assets on a consistent basis under SFAS 114.

PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits required by Item 601 of Regulation S-K are listed on the Exhibits Index on page 18 of this report and are filed herewith.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1995.

              On October 25, 1995, the Company entered into an Agreement and Plan of Merger ("Agreement") with Peoples Heritage Financial Group, Inc. and First Coastal Banks, Inc. A copy of the Agreement and related documents were enclosed as exhibits to a Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1995.



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned thereunto duly authorized.



                                 BANK OF NEW HAMPSHIRE CORPORATION



Date:  November 7, 1995          /s/ Davis P. Thurber
                                 Davis P. Thurber, Chairman of the
                                 Board and President



Date:  November 7, 1995          /s/ Gregory D. Landroche
                                 Gregory D. Landroche, Executive Vice
                                 President, Chief Financial Officer and
                                 Treasurer

                              EXHIBITS INDEX

                 Filed as part of this Report on Form 10-Q


Part I
Exhibit No.           Description                        Page No.

   27                 Financial Data Schedule               20