Form 10-K
period 1995-12-31
BANK OF NEW HAMPSHIRE CORP
filed 1996-03-28
CIK 313857

                                FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of common stock held by nonaffiliates of the registrant was $144.9 million based upon the reported closing price per share on March 21, 1996 of $42.00. The Registrant, solely for the purpose of this required presentation, has deemed the Rule 13 d-5(b)(1) Group, (Thurber Family, so called,) to be affiliates, and deducted from its outstanding shares in determining the aggregate market value, their beneficial holdings of 614,268 shares or $25.8 million.

Number of Shares Outstanding at March 28, 1996 - 4,064,165 shares



DOCUMENTS INCORPORATED BY REFERENCE


Sections of the Company's 1995          Part I, Items 1 and 2
Annual Report to Shareholders           Part II, Items 5, 6, 7, and 8; and
                                        Part IV, Item 14

                                   INDEX


Name of Item                                                          Page

                                  PART I

ITEM 1.    BUSINESS                                                      4
             Table of Contents of Statistical Information               11
ITEM 2.    PROPERTIES                                                   25
ITEM 3.    LEGAL PROCEEDINGS                                            25
ITEM 3A.   EXECUTIVE OFFICERS OF THE COMPANY                            25
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          26


                                  PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS                                        26
ITEM 6.    SELECTED FINANCIAL DATA                                      26
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                        26
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  27
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                          27


                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY              27
ITEM 11.   EXECUTIVE COMPENSATION                                       29
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                                             34
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               36


                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K                                                36



                                SIGNATURES

SIGNATURES                                                              38

                                  PART I

ITEM 1.  BUSINESS

THE COMPANY

Bank of New Hampshire Corporation (the "Company") is a registered bank holding company incorporated in 1979 under New Hampshire law. The Company is regulated by the State of New Hampshire Banking Department and by the Federal Reserve System and transacts its business through its only subsidiary, Bank of New Hampshire (the "Bank"), a state-chartered commercial bank organized under New Hampshire law, headquartered, along with the executive offices of the Company, at 300 Franklin Street, Manchester, New Hampshire 03101 (telephone 603-624-6600).

The Company employs approximately 500 employees and conducts its business through twenty-nine offices of the Bank located throughout the southern, central, seacoast, and lakes regions of New Hampshire, which areas contain approximately 80% of the State's population.

MERGER AGREEMENT

On October 25, 1995 the Company, along with Peoples Heritage Financial Group, Inc. ("Peoples") announced a definitive agreement to merge. The transaction would be a tax-free exchange of two shares of Peoples' common stock for each share of the Company's common stock. It is intended that the transaction will be accounted for as a pooling of interests.

Under the definitive agreement, Peoples' New Hampshire-based holding company, First Coastal Banks, Inc., will merge into the Company. Subsequently, The First National Bank of Portsmouth, a wholly-owned subsidiary of First Coastal, will be merged into the Bank. The combination will result in Peoples becoming a $4.2 billion banking company with a New Hampshire-based banking subsidiary of approximately $1.7 billion in assets.

The agreement was approved by shareholders of both companies on February 27,
1996.   Regulatory approvals have been received and it is anticipated that the transaction will close in April, 1996.

BUSINESS OF THE COMPANY

The Company, primarily, provides management resources to the Bank. The Bank is a full service commercial bank engaged in providing a wide variety of financial services to New Hampshire individuals, businesses and governments, including commercial and real estate lending; retail banking; consumer finance; mortgage origination, sales and servicing; cash management; and trust and investment services. Through its Trust and Investment Services Division, the Bank administers estates, personal and corporate trusts, and provides fiduciary services to individuals, businesses, and governments. The Bank also offers electronic banking services through a network of twenty-five ATMs. The Bank maintains a centralized data processing facility at its Data Services Center located in Manchester, New Hampshire.

Activities in which the Company and the Bank are presently engaged or which they may undertake in the future are subject to certain statutory and regula-tory restrictions. Banks and bank holding companies are extensively regulated under both federal and state law. There are various legal limitations upon the extent to which the Bank can finance or otherwise supply funds to the Company. In addition, there are certain regulatory limitations on the payment of dividends by the Company and by the Bank. See "SUPERVISION AND REGULATION" and "Dividends and Dividend Policy" on pages 5 and 7 of this Report.

COMPETITION

The business of the Bank is extremely competitive. In addition to competing actively with other commercial banks in its market area for deposits and loans, the Bank competes with larger commercial banks located outside of New Hampshire. The Bank also competes with other financial institutions, including state co-operatives, mutual and stock savings banks, savings and loan associations, finance companies and credit unions. In addition, it competes with nonbanking institutions including insurance companies and other financial services organizations. Competition among financial institutions is based upon product pricing, customer service, convenience of banking locations and a variety of other factors. At December 31, 1995, the Bank's deposits totalled $837.7 million, which represents approximately 5.5% of the total time, savings and demand deposits of all banks, state co-operatives and savings and loan associations in New Hampshire.

SUPERVISION AND REGULATION

The Company is a bank holding company registered under the Bank Holding Company Act of 1956 ("BHCA") and is subject to supervision by the State Banking Department and by the Board of Governors of the Federal Reserve System ("FRB"). The Company is required to file quarterly reports and certain other information with the Federal Reserve Bank of Boston ("FRBB"). The FRBB also examines the Company.

The Bank is a state-chartered institution and is not a member of the FRB. Accordingly, the Bank is subject to supervision, regulation and examination by both the FDIC and the State Banking Department. Deposits in the Bank are insured by the FDIC to the extent allowed by law.

Several of the more significant regulatory provisions applicable to bank holding companies and banks, to which the Company and the Bank are subject, appear below. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation could have a material effect on the Company's business.

LEGISLATION

Interstate Banking Efficiency Act ("IBEA")

On September 29, 1994, the Federal government enacted the IBEA, which authorizes nationwide banking and branching. Subject to states' rights and Community Reinvestment Act provisions, nationwide banking is permitted after September 29, 1995, and nationwide branching will be permitted after June 1, 1997. A bank holding company cannot control more than 10% of the nationwide total amount of insured deposits, under the IBEA.

Interstate Branching

Under the IBEA, states will be permitted to authorize out-of-state banks to open de novo (new) branches in their states. De novo branching across state lines is otherwise generally barred. Similarly, acquisitions of branches across state lines are barred unless authorized by state law. As of September 29, 1995, banks are allowed to accept deposits, close and service loans and accept loan payments on behalf of affiliated banks from other states, in effect a preview of interstate branching. However, banks cannot originate loans or open deposit accounts on behalf of an out-of-state affiliate.

After June 1, 1997, bank holding companies will be allowed to convert all or part of their branch networks into interstate branches. They may also acquire banks in other states concurrent with converting them to branches. States now have three options: (i) opt-in before June 1, 1997 (ii) opt-out by May 31, 1997 or (iii) accept the provisions of the law based on the federal timetable. The selection of option (ii) above would bar branching in their state and also bar in-state banks from branching into other states or acquiring banks across state lines. Bank holding companies that convert their banks into branches across state lines retain the branching capacity of the original banks in their respective states.

Under New Hampshire's enabling legislation, which does not take effect until June 1997, out-of-state banks may enter the state only by acquiring an entire bank that is at least five years old. Entry by de novo branching or buying a single branch is prohibited. In addition, the cap on statewide deposit share was set at 20%, compared to 30% under federal law.

In 1996, the New Hampshire legislature passed legislation establishing a committee on interstate banking and branching to address the options allowed under the IBEA, as a result of the less restrictive rules adopted in nearby states.

Other Provisions

Under the IBEA, federal regulators must implement regulations which prevent interstate branching from being used to create "deposit production offices"; the FRB must conduct an annual survey of banks' fees for retail financial services; the FDIC can revive an expired state statute of limitations if the statute expired within five years of the FDIC's takeover of a failed bank only in cases of fraud, intentional misconduct leading to personal enrichment or intentional misconduct leading to substantial loss to the bank; the General Accounting Office must compile a report on the efficiency of current reporting requirements in light of nationwide interstate banking and branching; and the Secretary of the Treasury must establish a commission to study the U.S. financial services systems' strengths and weaknesses in meeting customer needs.

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

Control of Bank Holding Companies

The Change in Bank Control Act ("CBCA") requires notice to and approval by the FRB prior to the acquisition by any person or entity of "control" of a bank holding company. The CBCA defines "control" as the power, directly or indirectly, to vote 25% or more of any class of voting securities. The FRB has promulgated regulations pursuant to which it presumes that one has "control" of a bank holding company if one owns, controls, or holds with the power to vote 10% or more of any class of voting securities of a publicly-traded bank holding company.

New Hampshire law currently may restrict acquisitions of control of New Hampshire bank holding companies. The Board of Directors of individual banks or bank holding companies may adopt resolutions which, upon filing with the State Banking Department, prohibit acquisitions by out-of-state banks. Neither the Company's nor the Bank's Board has taken action with regard to these resolutions.

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

Information concerning the Company and the Bank with respect to capital is set forth in Management's Financial Review - "Consolidated Balance Sheet" and "Capital Resources", contained in the Company's 1995 Annual Report to Shareholders on pages 8 and 16, respectively, filed as Exhibit 13, which is incorporated herein by reference.

Dividends and Dividend Policy

The Company is a legal entity separate and distinct from the Bank. The Company's revenues (on a Parent Company only basis) result, in part, from dividends paid to the Company by the Bank. During 1995, the Bank paid $2.9 million in dividends to the Company. The right of the Company, and its creditors and shareholders, to participate in any distribution of the assets of the Bank is subject to the prior claims of creditors of the Bank, including depositors.

The Company's dividend policy with respect to its common stock is reviewed quarterly. During 1995, the Company paid $2.7 million in dividends to shareholders. Any dividend declaration by the Company or the Bank must con-sider the amount of current period earnings, capital adequacy and other factors (as discussed below). However, federal and state regulators have the authority to prohibit the Bank and the Company from paying dividends at any time if they deem such payment to be an unsafe or unsound practice.

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

FDICIA

The Federal government enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which, in general, required the adoption of regulations establishing minimum capital ratio requirements for insured institutions, established a system of classifications for insured institutions based on capital ratios and other factors under which federal regulatory agencies are required to take "prompt corrective action" with regard to capital and other deficiencies, and provided for the recapitalization of the FDIC's Bank Insurance Fund ("BIF") by setting up a risk-based scheme of premium assessments of insured institutions.

Capital Adequacy

Under the FDIC's minimum capital ratio regulations, state banks are required to have a ratio of "Tier 1," or core, capital-to-total risk-weighted assets of 4.0% and a ratio of total capital-to-total risk-weighted assets of 8.0%. Except in the case of the strongest institutions, the FDIC expects state banks to substantially exceed these minimum risk-based capital ratios. As of December 31, 1995, the Bank's ratio of "Tier 1" capital-to-total risk-weighted assets was 15.86% and its ratio of total capital-to-total risk-weighted assets was 17.13%. Also under FDIC regulations, state banks are required, in most cases, to maintain a leverage ratio, or "Tier 1" capital-to-average total assets ratio, of no less than 4.0%. As of December 31, 1995, the Bank's leverage ratio was 8.15%. Under certain circumstances, the FDIC may establish higher minimum capital ratio requirements than set forth above; for example, when a bank has received special regulatory attention or has high susceptibility to interest rate risk. A bank is restricted from paying dividends if it is, or as a result of the dividend would be, considered to be undercapitalized under these minimum capital ratio requirements. Banks with capital ratios below the required minimums are also subject to certain administrative actions, including termination of deposit insurance upon notice and hearing, or temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

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

The scope and degree of regulatory intervention is linked to the amount of any shortfall in the capital ratios of the insured institution. In the case of an insured institution which is "critically undercapitalized" (a term defined to include institutions which have a positive net worth), the federal bank regulatory authorities are generally required to appoint a conservator or receiver. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee the bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. An "undercapitalized" bank also is subject to limitations in numerous areas, including, but not limited to: capital distributions, asset growth, acquisitions, branching, new business lines and borrowings from the FRB.
Under the regulations relating to brokered deposits, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept such funds only if they first obtain a waiver from the FDIC, and "undercapitalized" banks are prohibited from accepting such deposits. In addition, banks which are not "well capitalized" (even if meeting minimum capital requirements) are subject to limits on the rates of interest they may pay on brokered and other deposits. Based on its capital ratios as of December 31, 1995, the Bank is deemed to be "well capitalized" under the prompt corrective action regulations.

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

Deposit Insurance Assessments

In order to implement the recapitalization of the BIF pursuant to FDICIA, the FDIC established a schedule to increase the reserve ratio of the BIF to 1.25% of insured deposits by January 1, 2002. However, the FDIC reported that the BIF became fully recapitalized during May 1995. The FDIC has the authority to change the premium rates and, on June 1, 1995, cut premiums from $.23 to $.04 cents and on January 1, 1996 from $.04 cents to $.00, for the safest banks. However, all banks are subject to a minimum charge of $2,000 per year. The FDIC also widened the range of risk-based premiums charged from $.00 cents for the safest banks to $.27 cents for the weakest banks.

Each institution is placed in one of nine risk categories using a two-step process. First, a bank is assigned to one of three groups based on whether it is "well capitalized," "adequately capitalized," or "undercapitalized". Second, a bank is assigned to one of three subgroups based on an evaluation of the risk posed by the bank. Based on these classifications, the FDIC uses an insurance premium schedule under which the safest banks, including the Bank, currently pay $.00 cents per $100 of deposits. The rates increase incrementally to a top rate of $.27 cents for the weakest banks.

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

GOVERNMENTAL POLICIES AND ECONOMIC CONDITIONS

The earnings and business of the Company and the Bank are and will be affected by a number of external influences, including general economic conditions and the policies of various regulatory authorities. In addition to those enumerated under "SUPERVISION AND REGULATION" important FRB functions are to regulate the supply of money and of bank credit, to deal with general economic conditions within the United States and to be responsive to international economic conditions. Among the means available to the FRB to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve re-quirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. From time to time, the FRB has taken specific steps to control domestic inflation and to control the country's money supply. FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future.

The effect upon the future business and earnings of the Company, of prospective economic and political conditions, and of the policies of the FRB as well as other regulatory authorities, cannot be determined at this time. This section should be read in conjunction with "Management's Financial Review" contained in the Company's 1995 Annual Report to Shareholders, filed as Exhibit 13, which is incorporated herein by reference.

Table of Contents of Statistical Information                     Page  No.


     I. A.  Distribution of Assets, Liabilities,
            and Shareholders' Equity                                  12

        B.  Interest Income and Expense                               13

        C.  Interest Rates                                            14

        D.  Volume and Rate Analysis                                  15

    II. Securities                                                    16

   III. A.  Loans                                                     17

        B.  Maturities and Interest Rate
            Sensitivity of Loans                                      18

        C.  Nonperforming Assets                                      19

    IV. A.  Analysis of Allowance for Possible Loan
            Losses                                                    20

        B.  Allocation of Allowance for Possible
            Loan Losses                                               21

     V. Deposits                                                      22

    VI. Return on Equity and Assets and Other Ratios                  22

   VII. Federal Funds Purchased and Securities Sold
        Under Repurchase Agreements                                   23

  VIII. Trust Data                                                    24

I.  A.   Distribution of Assets, Liabilities and Shareholders' Equity

         The following Table presents, for the years indicated, the average balances of each principal category of assets and liabilities, and shareholders' equity.

                                                    Year Ended December 31,
                                                 1995        1994         1993
                                                        (In thousands)
       ASSETS
Earning assets:
  Loans                                        $522,368    $522,940    $581,353
  Taxable securities                            285,600     278,699     207,846
  Non-taxable securities                            745       2,759       2,464
  Federal funds sold and securities
   purchased under resale agreements             60,362      72,652      84,320

     Total earning assets                       869,075     877,050     875,983

Cash and due from banks                          48,565      53,556      56,767
Premises and equipment, net                      10,388      10,840      11,581
Other assets                                     26,653      26,529      24,153
Allowance for possible loan losses              (12,836)    (13,837)    (15,950)

Total assets                                   $941,845    $954,138    $952,534



LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
  Savings deposits                             $448,239    $489,080    $481,521
  Certificates of deposit of $100,000 or more    11,642      10,169      12,896
  Other time deposits                           207,589     200,306     222,097
  Federal funds purchased and securities sold
   under repurchase agreements                   38,812      33,346      35,431
  Other borrowed funds                            2,726       2,720       3,529

     Total interest bearing liabilities         709,008     735,621     755,474

Demand deposits                                 142,455     138,676     131,335
Other liabilities                                10,612       8,556       9,032

Total liabilities                               862,075     882,853     895,841

Shareholders' equity                             79,770      71,285      56,693

Total liabilities and shareholders' equity     $941,845    $954,138    $952,534

I.  B.  Interest Income and Expense

        The following Table presents, for the years indicated, interest income on earning assets on a fully taxable equivalent ("FTE") basis, interest expense on interest bearing liabilities and net interest income. Interest earned from loans includes fees on loans.

                                                       Year Ended December 31,
                                                  1995         1994           1993
                                                           (In thousands)
Interest earned from:
  Loans (1)                                     $ 50,601      $ 45,897      $ 51,782
  Taxable securities                              16,847        12,048         8,429
  Non-taxable securities (1)                          67           158           170
  Federal funds sold and securities
    purchased under resale agreements              3,539         2,909         2,570
      Total interest income (1)                   71,054        61,012        62,951


Interest expense on:
  Savings deposits                                11,048        11,324        12,203
  Certificates of deposit of $100,000 or more        560           376           467
  Other time deposits                             10,429         7,996         9,395
  Federal funds purchased and securities sold
    under repurchase agreements                    1,639           920           721
  Other borrowed funds                               155           112            84
      Total interest expense                      23,831        20,728        22,870

Net Interest Income (1)                         $ 47,223      $ 40,284      $ 40,081






(1)  Includes an FTE adjustment based on a 34%
     federal income tax rate.                   $    128      $    160      $    232

I. C.   Interest Rates

        The following Table presents, for the years indicated, the interest rate earned on average earning assets, on an FTE basis, and the interest rate paid on average interest bearing liabilities.

                                                     Year Ended December 31,
                                                  1995         1994         1993
Rate earned on:
  Loans (1)                                       9.69%        8.78%        8.91%
  Taxable securities                              5.90         4.32         4.06
  Non-taxable securities                          8.99         5.73         6.90
  Federal funds sold and securities
   purchased under resale agreements              5.86         4.00         3.05

      Total                                       8.18         6.96         7.19

Rate paid on:
  Savings deposits                                2.46         2.32         2.53
  Certificates of deposit of $100,000 or more     4.81         3.70         3.62
  Other time deposits                             5.02         3.99         4.23
  Federal funds purchased and securities sold
   under repurchase agreements                    4.22         2.76         2.03
  Other borrowed funds                            5.69         4.12         2.38

       Total                                      3.36         2.82         3.03

Interest Rate Spread (2)                          4.82%        4.14%        4.16%

Net Interest Margin (3)                           5.43%        4.59%        4.58%

____________________

(1) For the calculation of rate earned on loans, nonaccrual and restructured loans are included in the average amounts outstanding.

(2) Interest rate spread is the average rate earned on total earning assets less the average rate paid for interest bearing liabilities.

(3) Interest rate margin is calculated by dividing net interest income by total earning assets.

I. D.   Volume and Rate Analysis

        The following Table presents an analysis of the effect on net interest income, on an FTE basis, of volume and rate changes for the years indicated. The effect of changes due to both volume and rate have been allocated to the change in volume and change in rate categories in proportion to the relationship of the absolute dollar amounts of the change in each category.

                                      1995 vs 1994                 1994 vs 1993

                              Net        Changes due to     Net         Changes due to
                              Increase                      Increase
                             (Decrease)  Volume    Rate    (Decrease)  Volume    Rate
                                                  (In thousands)
Interest income from:
  Loans                        $ 4,704   $   (50)  $ 4,754   $(5,885)  $(5,139)  $  (746)
  Taxable securities             4,799       304     4,495     3,619     3,047       572
  Non-taxable securities           (91)     (152)       61       (12)       19       (31)
  Federal funds sold and
    securities purchased
    under resale agreements        630      (553)    1,183       339      (389)      728
     Total interest income      10,042      (451)   10,493    (1,939)   (2,462)      523


Interest expense on:
  Savings deposits                (276)     (955)      679      (879)      182    (1,061)
  Certificates of deposit
    of $100,000 or more            184        60       124       (91)     (101)       10
  Other time deposits            2,433       300     2,133    (1,399)     (886)     (513)
  Federal funds purchased
    and securities sold under
    repurchase agreements          719       170       549       199       (45)      244
  Other borrowed funds              43         0        43        28       (23)       51
      Total interest expense     3,103      (425)    3,528    (2,142)     (873)   (1,269)

Net Interest Income            $ 6,939   $   (26)  $ 6,965   $   203   $(1,589)  $ 1,792

II. Securities

    The following Table presents the book values of securities for the years indicated.

                                                      December 31,
                                            1995          1994          1993
                                                    (In thousands)

U.S. Treasury and Other
  U.S. Government agencies               $276,879        $285,392      $256,380
State and municipal                           538             908         1,215
Other                                       4,013           3,891           797

    Total securities                     $281,430        $290,191      $258,392




The following Table presents the relative maturities at book value and weighted average interest rates of securities at December 31, 1995. Other securities having a book value of $4.0 million are not included in the Table. Weighted average rates on tax-exempt obligations have been computed on an FTE basis assuming a tax rate of 34%. The rates are calculated by dividing annual interest, net of amortization of premiums and accretion of discounts, by the book value of the securities at December 31, 1995.

                        Within            After One But     After Five But        After
                       One Year         Within Five Years  Within Ten Years     Ten Years
                  Amount      Rate       Amount   Rate      Amount    Rate    Amount   Rate
                                               (Dollars in thousands)
U.S. Treasury
 and other U.S.
 Government
 agencies        $215,438     6.06%     $ 60,681   6.17%     $   114    6.65%  $   646   9.49%
State and
 municipal            188     9.40%                                                350   9.60%
   Total         $215,626     6.06%     $ 60,681   6.17%     $   114    6.65%  $   996   9.53%

III.  A.   Loans

           The balance of loans outstanding, and the percent for each category, of loans to total loans at the dates indicated are shown in the following Tables.

                                                   December 31,
                                      1995            1994            1993
                                 Balance    %    Balance    %    Balance    %
                                                  (Dollars in thousands)
Commercial                      $ 72,267   13%  $ 58,764   11%  $ 55,430   10%
Real estate - commercial         138,044   25    133,183   24    135,559   26
Real estate - construction         7,732    1      3,544    1      3,019    1
Real estate - residential        268,003   48    261,062   48    287,288   54
Installment                       74,834   13     85,926   16     46,975    9
     Total loans                $560,880  100%  $542,479  100%  $528,271  100%

                                                December 31,
                                         1992               1991
                                     Balance    %        Balance    %
                                          (Dollars in thousands)
Commercial                          $ 80,256   13%      $104,468   16%
Real estate - commercial             168,682   26        174,486   26
Real estate - construction             5,620    1          8,598    1
Real estate - residential            334,751   53        325,469   50
Installment                           43,641    7         47,277    7
     Total loans                    $632,950  100%      $660,298  100%


The Company does not have an automatic renewal policy for maturing loans. Loans are renewed at the maturity date, at the request of customers, if deemed to be creditworthy by the Company. Additionally, the Company reviews such requests in substantially the same manner as applications by new customers for extensions of credit. The maturity date and interest terms of renewed loans are based, in part, upon market rates of interest, the needs of the customer, the Company's credit review and the evaluation of current and future economic conditions.

III. B.    Maturities and Interest Rate Sensitivity of Loans

           The following Table presents the maturities and interest rate sensitivity, based on original contractual terms, of loans as of December 31, 1995.

                                                         Maturing
                                                   After One
                                        Within    But Within     After
                                        One Year  Five Years   Five Years   Total
                                                      (In thousands)
                                        <>
Commercial                              $ 51,788  $ 16,584     $  3,895    $ 72,267
Real estate - commercial                  59,509    39,369       39,166     138,044
Real estate - construction                 4,986       855        1,891       7,732
Real estate - residential                 19,500    52,134      196,369     268,003
Installment                               14,114    56,511        4,209      74,834
     Total                              $149,897  $165,453     $245,530    $560,880


Loans with fixed interest rates         $ 75,764  $ 87,206     $202,669    $365,639
Loans with variable interest rates        74,133    78,247       42,861     195,241
      Total                             $149,897  $165,453     $245,530    $560,880

III.  C.   Nonperforming Assets

           The following Table summarizes nonperforming assets at December 31 for the years presented.

                                       1995       1994       1993       1992      1991
                                                     (Dollars in thousands)
Nonaccrual loans:

  Commercial                        $    500    $    601    $  2,167  $  3,486   $  7,344
  Real estate - commercial             3,194       5,365       5,701     9,495     13,849
  Real estate - construction             233         476         593       650        648
  Real estate - residential            1,770       4,453       7,969    11,028      9,296
  Installment                             48          32          37       301        575
    Total nonaccrual                   5,745      10,927      16,467    24,960     31,712
Past due 90 days or more(accruing)     1,156       3,003       2,006     1,770      3,738
Restructured loans                       591       1,251       1,012     1,628      1,991
    Total nonperforming loans          7,492      15,181      19,485    28,358     37,441
Other real estate owned, net           7,606      10,124       9,965     7,287      9,862
Total nonperforming assets          $ 15,098    $ 25,305    $ 29,450  $ 35,645   $ 47,303


Total assets                        $977,836    $953,456    $976,719 $  967,202 $1,015,061
APLL (See Page 20)                  $ 11,837    $ 13,191    $ 14,581 $   16,619 $   20,012

APLL/Nonaccrual loans                   206%        121%         89%        67%        63%
APLL/Nonperforming loans                158          87          75         59         53
APLL/Nonperforming assets (NPA)          78          52          50         47         42
NPA/Total assets                        1.5         2.7         3.0        3.7        4.7
NPA/Total loans plus OREO               2.7         4.6         5.5        5.6        7.1

Substantially all of the nonaccrual loans at December 31, 1995 were secured. At December 31, 1995, $6.5 million in commercial and commercial real estate loans were not 90 days past due, restructured, or on nonaccrual but were internally rated substandard, defined as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, with well defined weakness(s) that jeopardize the liquidation of the debt.

The following information and analysis of unrecorded interest income relates to loans on nonaccrual and/or restructured loans at December 31 for the years presented.

                                             1995      1994      1993       1992       1991
                                                               (In thosuands)
Nonaccrual loans                           $ 5,745   $10,927   $16,467    $24,960    $31,712
Restructured loans                             591     1,251     1,012      1,628      1,991
                                           $ 6,336   $12,178   $17,479    $26,588    $33,703

Originally contracted interest income
  for the year                             $   589   $ 1,693   $ 2,390    $ 3,139    $ 3,969

Interest income actually recorded              (92)     (323)     (860)      (921)    (1,653)
Difference - unrecorded interest           $   497   $ 1,370   $ 1,530    $ 2,218    $ 2,316

IV.  A.  Analysis of Allowance for Possible Loan Losses

     The allowance for possible loan losses (the "APLL") is available for estimated future loan losses. The provision for possible loan losses is added to the APLL and is based upon management's estimation of the amount necessary to maintain the APLL at an adequate level. Management considers evaluations of individual credits and concentrations of credit risk, net losses charged to the APLL, changes in the quality of the loan portfolio, levels of nonaccrual loans, current economic conditions, changes in the size and character of the loan risks and other pertinent factors warranting current recognition. The Company charges all or a portion of a loan against the APLL when a probability of loss has been established, with consideration given to such factors as the customer's financial condition, underlying collateral and guarantees.

     The following Table presents a five year analysis of the APLL.

                            1995      1994      1993      1992      1991
                                        (Dollars in thousands)

Balance at January 1      $13,191   $14,581   $16,619   $20,012   $21,575
Provision for possible
  loan losses               1,800     1,517     4,268     8,152    13,585
Loan losses:
Commercial                   (320)   (1,101)   (1,028)   (3,160)   (4,564)
Real estate-commercial     (1,620)     (939)   (2,026)   (2,131)   (6,809)
Real estate-construction       (5)     (100)     (202)     (431)
Real estate-residential    (2,672)   (2,789)   (4,169)   (5,483)   (3,509)
Installment                  (369)     (511)     (777)   (1,242)   (1,959)

   Total loan losses       (4,986)   (5,440)   (8,202)  (12,447)  (16,841)
Loan recoveries:
Commercial                    566       934       775       334       666
Real estate-commercial        361       455       470       152       189
Real estate-construction      198       278       147
Real estate-residential       375       496       102        14       244
Installment                   332       370       402       402       594
   Total loan recoveries    1,832     2,533     1,896       902     1,693
Net loan losses            (3,154)   (2,907)   (6,306)  (11,545)  (15,148)
APLL at December 31       $11,837   $13,191   $14,581   $16,619   $20,012
Loans at December 31     $560,880  $542,479  $528,271  $632,950  $660,298
Average loans            $522,368  $522,940  $581,353  $656,807  $680,236
APLL/Total loans            2.11%      2.43%     2.76%     2.63%     3.03%
Net loan losses/Average
  loans                      .60        .56      1.08      1.76      2.23
Net loan losses/
  Provision               175.22     191.63    147.75    141.62    111.51
Recoveries/Loan losses     36.74      46.56     23.12      7.25     10.05
Provision/Average loans      .34        .29       .73      1.24      2.00

IV.  B.  Allocation of the APLL

     The APLL is a general reserve available for all categories of possible loan loss. Allocations of the APLL are based on estimates and subjective judgments and are not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur. The following Table presents a five year analysis of the allocations by loan categories. For the percentage of loans outstanding in each category to total loans, refer to the Table "Loans" on page 17.

                                                   As of December 31,

                                      1995                  1994                 1993

                                           % of                  % of                 % of
                                 Amount   Total        Amount   Total       Amount   Total
                                                   (Dollars in thousands)
Commercial                     $   878      7.4%      $   835    6.3%      $ 1,507   10.3%
Real estate-commercial           1,676     14.2         3,560   27.0         4,073   27.9
Real estate-construction
Real estate-residential          1,586     13.4         1,954   14.8         1,742   12.0
Installment                        521      4.4         1,361   10.3         1,566   10.7
Unallocated                      7,176     60.6         5,481   41.6         5,693   39.1
                               $11,837    100.0%      $13,191  100.0%      $14,581  100.0%




                                      1992                  1991
                                            % of                % of
                                 Amount    Total       Amount  Total
                                        (Dollars in thousands)
Commercial                       $ 1,956    11.8%     $ 4,626   23.1%
Real estate-commercial             6,218    37.4        7,379   36.9
Real estate-construction              40      .2          380    1.8
Real estate-residential            5,033    30.3        2,417   12.1
Installment                        1,045     6.3          934    4.7
Unallocated                        2,327    14.0        4,276   21.4
                                 $16,619   100.0%     $20,012  100.0%

V.    Deposits

      The average daily amount of deposits and rates paid on such deposits is summarized for the years indicated in the following Table.

                                         1995             1994             1993
                                     Amount  Rate     Amount  Rate     Amount  Rate
                                                 (Dollars in thousands)
Demand deposits                     $142,455        $138,676         $131,335
Savings deposits                     448,239  2.46%  489,080  2.32%   481,521  2.53%
Certificate deposits
  of $100,000 or more                 11,642  4.81    10,169  3.70     12,896  3.62
Other time deposits                  207,589  5.02   200,306  3.99    222,097  4.23
    Total                           $809,925        $838,231         $847,849



The maturity schedule of time certificates of deposit of $100,000 or more at December 31, 1995, is as follows (in thousands):

Time Certificates of Deposit

3 months or less                                    $ 2,413
Over 3 through 6 months                               2,786
Over 6 through 12 months                              4,587
Over 12 months                                        2,956
    Total                                           $12,742





VI.  Return on Equity and Assets and Other Ratios

     The ratio of net income to average shareholders' equity
     ("ROE") and to average total assets ("ROA") and certain other ratios are presented below for the years indicated.

                                                       1995       1994      1993
ROE                                                   13.11%     12.08%    11.27%
ROA                                                    1.11        .90       .67
Dividends declared per share as a percent of
  net income per share                                25.68      19.10      4.44
Average shareholders' equity as a percent of
  average total assets                                 8.47       7.47      5.95
Leverage ratio                                         8.46       7.68      6.78
Tier 1 risk-based capital ratio                       16.38      15.94     14.31
Total risk-based capital ratio                        17.65      17.21     15.59

VII. Federal Funds Purchased and Securities Sold Under Repurchase
     Agreements

     The following Table presents the distribution of federal funds purchased and securities sold under repurchase agreements and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of these borrowings and the average amount of these borrowings, as well as weighted average interest rates for the last three years.

                                                      Federal Funds Purchased &
                                                        Securities Sold Under
                                                        Repurchase Agreement
Balance at December 31:                                (Dollars in thousands)
     1995                                                     $ 41,015
     1994                                                       40,888
     1993                                                       32,238

Weighted average interest
rate at December 31:
     1995                                                        4.17%
     1994                                                        4.20
     1993                                                        1.75

Maximum amount outstanding
at any month's end during:
     1995                                                     $ 45,486
     1994                                                       43,534
     1993                                                       44,381

Average amount outstanding
during:
     1995                                                     $ 38,812
     1994                                                       33,346
     1993                                                       35,431

Weighted average interest
rate during:
     1995                                                        4.22%
     1994                                                        2.76
     1993                                                        2.03

VIII.     Trust Data

     The following presents information with respect to Trust Investments and Trust Accounts for which the Bank has both sole and shared investment responsibility at December 31, 1995.

                                                           Market       Percentage
Trust Investments                                          Value         of Total
                                                           (Dollars in thousands)
Common and preferred stocks                                $263,724         44%
Bonds, notes and short-term obligations                     119,028         19
U.S. Government and agency obligations                      111,770         18
State, county and municipal obligations                      40,978          7
Nondiscretionary assets(1)                                   52,397          9
Real estate and real estate mortgages                         4,303          1
Miscellaneous assets                                          6,205          1
Cash (2)                                                      2,679          1
                                                           $601,084        100%

                                              Number of      Market     Percentage
Trust Accounts                                Accounts       Value       of Total
                                                     (Dollars in thousands)
Personal trusts                                1,289       $298,448         50%
Employee benefit trusts                          219        110,389         18
Agencies                                         942        188,447         31
Estates, conservatorships and guardians           14          3,800          1
                                               2,464        601,084        100

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

The Bank owns or leases numerous premises used in the conduct of the business of the Company. The Company does not own or lease any real property, other than a branch office in Portsmouth, which is sublet to the Bank. Additional information on the Bank's properties is set forth in Note H on page 30 of the Company's 1995 Annual Report to shareholders, filed as Exhibit 13, and such information is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

Various actions and proceedings are presently pending to which the Bank is a party. All such actions are deemed to be ordinary routine litigation incidental to the business of the Bank. Resolution of these matters is not expected to have a material effect on the consolidated financial statements of the Company.

ITEM 3A. EXECUTIVE OFFICERS OF THE COMPANY

The names, positions, ages and backgrounds of the executive officers of the Company, as of March 27, 1996 are set forth below. Executive officers are elected annually by the Board of Directors and hold office until the following year and until their successors are chosen and qualified, unless they sooner resign, retire, die, are removed or become disqualified. There are no family relationships existing between or among any of the executive officers listed below.

Davis P. Thurber, age 70, became a director of the Bank in 1949;
President in 1962; and Chairman of the Board of Directors of the Bank in 1969. He is also President and Chairman of the Board of Directors of the Company.

Paul R. Shea, age 63, joined the Company in 1980, when he was appointed
Assistant to the Chairman.  He was elected Vice President, Corporate
Planning in 1982; Senior Vice President, Corporate Planning and Senior
Vice President, Corporate Development of the Company in 1985; Executive
Vice President in 1987; President and Chief Executive Officer of the
Bank in 1991; and Senior Executive Vice President of the Company in
1994.  He also serves as a director of the Company and the Bank.

Gregory D. Landroche, age 47, was elected Controller of the Company in 1983; Vice President, Controller of the Company in 1985; Vice President,
Treasurer of the Company in 1986; Senior Vice President, Chief Financial
Officer and Treasurer of the Company in 1987; Chief Financial Officer of the Bank in 1992; Executive Vice President of the Company in 1994; and
Senior Executive Vice President of the Bank in 1995.  Mr. Landroche is a
Certified Public Accountant.

William D. Biser, age 54, was elected Vice President, Auditor of the
Company in 1987; Senior Vice President of the Company in 1994; General
Auditor of the Company and Senior Vice President, Risk Management of the
Bank in 1995.  Mr. Biser is a Certified Public Accountant.


Alice L. DeSouza, age 51, was elected Vice President, Director of
Marketing of the Bank in 1981; Vice President, Marketing Services of the
Company in 1985; Senior Vice President, Planning and Marketing for the
Company in 1987; Senior Vice President, Administration & Planning of the
Company in 1991; and Executive Vice President, Administration and Retail
Banking of the Bank in 1992.

Robert J. McDonald, age 46, was elected Senior Vice President, Loan
Administration of the Company in 1992. Prior thereto, he was employed by Bank of Boston Corporation, most recently as a Vice President in the Financial Institutions Division.

Allen G. Tarbox, Jr., age 61, was elected Senior Vice President, Data
Services of the Company in 1990 and Director of Information Systems of the Bank in 1992. Prior thereto, he was President of Fleet/Norstar
Services-NH.

Robert A. Boulay, age 42, was elected Controller of the Company in 1986 and Vice President of the Company in 1988. Mr. Boulay is a Certified
Public Accountant.

Thomas C. Martin, age 36, was elected Vice President, Director of Audit of the Company in 1995. Prior thereto, he was Assistant Vice President, Audit Manager. Mr. Martin is a Certified Public Accountant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

A. A Special Meeting of Shareholders of the Company was held on February 27, 1996.

B. The following matter was submitted to a vote of the shareholders of the Company.

"To consider and vote upon a proposal to adopt an Agreement and Plan of Merger, dated as of October 25, 1995, by and among Peoples Heritage
Financial Group, Inc. ("PHFG"), First Coastal Banks, Inc. ("First
Coastal"), a wholly-owned subsidiary of PHFG, and Bank of New Hampshire
Corporation ("BNHC"), which provides, among other things, for (i) the merger of First Coastal with and into BNHC and (ii) the conversion of each share of common stock of BNHC outstanding immediately prior to the Merger (other than any dissenting shares under New Hamsphire law and certain shares held by PHFG) into the right to receive two shares of PHFG common stock, subject to possible adjustment under certain circumstances.

                 VOTED:  FOR:      3,335,434
                         AGAINST:     11,181
                         ABSTAIN:     16,907"

                             Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

The information required by this item is presented on page 20 of the Company's 1995 Annual Report to Shareholders, filed as Exhibit 13, and such information is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

The consolidated "Summary of Selected Financial Data" of the Company for the five years ended December 31, 1995 appears on page 19 of the

Company's 1995 Annual Report to Shareholders, filed as Exhibit 13, and such information is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATION

The information in response to this item is included in Management's
Financial Review on pages 6 through 20 of the Company's 1995 Annual
Report to Shareholders, filed as Exhibit 13, and such information is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are included as indicated below in the Company's 1995 Annual Report to Shareholders, filed as Exhibit 13, and such statements and data are hereby incorporated by reference.

                                               Page of the 1995 Annual
                                               Report to Shareholders

     Report of Independent Auditors                    21

     Consolidated Balance Sheets -
       December 31, 1995 and 1994                      22

     Consolidated Statements of
       Income - Years ended
       December 31, 1995, 1994 and 1993                23

     Consolidated Statements of Changes
       in Shareholders' Equity - Years
       ended December 31, 1995, 1994 and 1993          24

     Consolidated Statements of Cash
       Flows - Years ended December
       31, 1995, 1994 and 1993                         25

     Notes to Consolidated Financial
       Statements                                    26 - 36

     Five Year Summary of Selected
       Financial Data                                  19

     Information on Common Stock and Selected
       Quarterly Data                                  20


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

Not applicable

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information concerning the executive officers of the Company which responds to this Item is contained in the response to Item 3A contained in Part I of this Report.

The Board of Directors has the overall responsibility for the conduct of the business of the Company. Of the present sixteen directors, fourteen are outside directors and two are executive officers of the Company.

The following sets forth certain biographical information concerning the directors. Terms of service as a director of the Company are stated in a manner which includes service as a director of a predecessor of the Bank of New Hampshire (the "Bank"), Bank of New Hampshire, National
Association, and its predecessors.

Robert L. Bailey, age 74, has been a director since 1985. He has been retired for four years and prior thereto, he served as President and Chief Executive Officer of Bank of New Hampshire, National Association.

Robert P. Bass, Jr., age 72, has been a director since 1981. He was a director and shareholder of the law firm of Cleveland, Waters and Bass, P.A. until 1992, and since then has been of counsel to said firm. His firm is counsel to the Bank's Trust and Investment Services Division and performs other legal services for the Bank and the Company. He is also a director of Bird Corporation of Norwood, Massachusetts.

Arthur E. Comolli, DMD, age 63, has been a director since 1981. He is a practitioner of general dentistry. Director Comolli also serves as a director of the Bank.

Raymond G. Cote, age 66, has been a director since 1982. He has been retired for five years, and, prior thereto, was President of Harvey Con-struction Co., Inc. Director Cote also serves as a director of the Bank.

Sidney Thurber Cox, age 73, has been a director since 1979. Mr. Cox has been retired for more than five years.

Raymond J. Creteau, age 69, has been a director since 1981. He has been retired for five years, and, prior thereto, was President and General
Manager of Riverside Millwork Co., Inc. Director Creteau also serves as a director of the Bank.

Robert B. Field, Jr., age 53, has been a director since 1981. He is a director and member of the law firm of Sheehan Phinney Bass + Green, Professional Association, which serves as general counsel to the Company and the Bank. Mr. Field is also Secretary of the Company.

Morton E. Goulder, age 75, has been a director since 1981. He is President of M.E. Goulder Enterprises, Inc. (personal investments and business consulting). He is a Director of Computer Devices, Inc. and Spacetec IMC, Inc.

Philip D. Labombarde, age 75, has been a director since 1964. He has been retired for more than five years. Prior thereto he was Senior Vice
President, The International Paper Box Machine Company.

Floyd A. Lamb, age 75, has been a director since 1981. He has been retired for more than five years. Prior thereto he was Senior Vice
President, John Hancock Mutual Life Insurance Company and Chief
Executive Officer, John Hancock Advisors, Inc.

Peter Prudden, Jr., age 47, became a director in 1995.  He is a Senior
Account Executive at Moore Business Forms and Systems of Salem, New
Hampshire.  Director Prudden also serves as a director of the Bank.

Joseph G. Sakey, age 70, has been a director since 1981. He has been retired for three years, and prior thereto was Director of Libraries and Communications, City of Cambridge, Massachusetts.

Paul R. Shea, age 63, has been a director since 1989.  He is Senior
Executive Vice President of the Company.  Mr. Shea is also President,
Chief Executive Officer, and a director of the Bank.

Davis P. Thurber, age 70, has been a director since 1949. He is Chairman of the Board and President of the Company. Mr. Thurber is also
Chairman of the Board of the Bank.  He is a director of Pennichuck
Corporation and EnergyNorth, Inc.

George R. Walker, age 81, has been a director since 1961, except for a two-year period ending in 1981. He was Chairman of Concord Group
Insurance Companies, from which position he retired in 1991.

Richard S. West, age 70, has been a director since 1981. He is Chairman of the Board of Parker & West Management, Inc., American Syndicate
Advisors, Inc., and West Capital Corp. Mr. West is a registered investment advisor and a director of the Bank.

Section 16 (a) Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities ("Insiders"), to file with the SEC initial reports of ownership, and reports of changes in ownership, of common stock of the Company. Insiders are required by SEC regulation to furnish the Company with copies of all such reports they file.

The Company believes that during 1995, based solely on review of the copies of such reports furnished to the Company and written representation that no other report was required, all Section 16(a) filing requirements applicable to its Insiders were met, except that two reports were filed late by Director Bass relating to one sale by Director Bass and one purchase and sale by his wife.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Committee Report

                            Oversight

The Executive Compensation Committee (the "ECC") performs a general oversight function in connection with executive officer compensation and personnel matters for both the Company and the Bank, including the review and recommendation of salaries for senior personnel and other compensation matters as may be requested by the Board. Following review and approval by the ECC, all issues pertaining to executive compensation are submitted to the Board for approval.

The ECC meets as frequently as required, but not less than once each year, to review and consider the compensation and perquisite recommendations made by management for all senior executive officers.
The ECC, with the assistance of outside counsultants and the benefit of data obtained from independent professional publications, has developed and refined base compensation ranges, as well as incentive and performance plans.

                     Compensation Philosophy

The compensation philosophy generally followed by the ECC has been to develop a program which will attract, motivate, and retain executives demonstrating outstanding potential and/or ability and which will align the interests of these executives with the interests of the Company's shareholders. The principle objectives of the program are to reward executives for enhancement of shareholder value as reflected in the Company's annual earnings performance and to balance awards for accomplishments of short and long-term performance criteria.

                Internal Revenue Code Limitation

The SEC has requested that this Report address any policy the Company may have adopted with respect to Section 162(m) of the Internal Revenue
Code, i.e., limiting income tax deductions of public companies for certain compensation in excess of $1 million paid to any of the executive officers named in the proxy statement compensation tables.
The Company has adopted no such policy.

                   1995 Executive Compensation

The Company has a program that sets base compensation ranges for its various executive positions which are believed to be competitive in the labor market within which the Company competes for qualified personnel.
The Company's geographic labor market is defined as the New England states and New York, with the Company's ranges being compared to similar sized commercial banks located in those market areas.

The compensation ranges are supplemented by a two-part incentive program. Awards under the program are based primarily on the performance of the Company, normally two thirds of the award, with the remainder based on an evaluation of individual job performance.
Determination of the amount of the Company award for any year is made following the close of the plan year, on the basis of the ECC's review of data comparing the Company's performance with a previously established "target" return on average assets ("ROAA"). For 1995, the Company's "target" ROAA of 1.05% was exceeded. The amount of the award determined by an evaluation of individual performance, normally one third, is subjective and is based upon the extent to which the ECC concludes individual performance goals for the year were achieved. See also Note (3) to the "Summary Compensation Table " that follows.

                      1995 CEO Compensation

In determining compensation for Mr. Thurber, the ECC utilized the same programs, as noted above, for other executive officers. Additionally, the ECC considered the substantial increase in total market value of the Company's Common Stock, the record earnings for the year, actual ROAA in excess of the "target" ROAA, reduction in nonperforming assets, continued strengthening of the Company's balance sheet, and overall improvement in the Company's operating ratios. See also Note (3) to the "Summary Compensation Table" that follows.



                                       Submitted by:
February 28, 1996                      Executive Compensation Committee
                                         Richard S. West, Chairman
                                         Raymond J. Creteau
                                         Joseph G. Sakey

Compensation Committee Interlock and Insider Participation

The Executive Compensation Committee is composed of Directors West
(Chairman), Creteau, and Sakey, three independent non-employee directors. The Committee is not aware of any interlocks and/or any reportable insider participation in compensation decisions during 1995.

Compensation of Directors

Non-employee directors receive an annual retainer of $6,000, plus $400 for attendance at each Board meeting. Members of the Executive
Committee and the Examining (Audit) Committee receive an annual fee of $1,200, plus $150 per meeting, and members of the other committees receive $250 per meeting.

Several directors also serve as directors of the Bank, and receive $150 per meeting. Bank directors serving on certain Bank committees receive annual retainers ranging from $1,200 to $3,000. Bank committee members also receive attendance fees ranging from $150 to $250 per meeting.
Most directors of the Company and the Bank also serve on one of several
Advisory Boards of the Bank and receive $250 per meeting.

Directors may use, on a space available basis, conference space in the offices of the Bank. Management believes the value of such usage is de minimis, although an exact value cannot be assigned to such benefit.
Further, three directors participate in several group insurance programs maintained by the Company for the general benefit of all employees who elect to participate in such programs. Such participation is at the personal expense of these directors.

Executive Compensation Summary Table

The following Summary Compensation Table is included to provide the shareholders with a concise, comprehensive review of compensation awarded, earned or accrued, in the reporting period. The Table includes individual compensation information for the (i) Chief Executive Officer, and (ii) the four other most highly compensated executive officers, for services rendered in all capacities for each year in the reporting period ending December 31, 1995. No stock options or other rights to acquire shares of the Company have either been awarded during 1995 or are outstanding as to any executive officer.

                                  SUMMARY COMPENSATION TABLE

                                                            Long Term
                               Annual Compensation         Compensation

Name                                                        Restricted
and                                                           Stock        All Other
Principal                                                     Awards     Compensation
Position              Year    Salary       Bonus               (1)          (2) (3)
Davis P. Thurber      1995   $286,000     $78,000            $ --         $1,496,289
Chairman of the       1994    261,705      45,000             3,885          176,502
Board and             1993    248,800      30,000             2,220           17,937
President

Paul R. Shea          1995    220,000      65,000              --          1,167,875
Senior Executive      1994    204,698      37,500             1,864          102,275
Vice President        1993    177,500      25,000             1,065           11,949

Gregory D. Landroche  1995    154,000      39,000              --            628,284
Executive Vice        1994    147,980      22,500             1,680           26,765
President, Chief      1993    125,000      15,000               960            4,030
Financial Officer
and Treasurer

Alice L. DeSouza      1995    100,000      22,200              --              4,333
Senior Vice           1994    100,000      13,000             1,208            3,409
President, Admini-    1993     95,000       7,500               690            3,235
stration and Planning

Allen G. Tarbox, Jr.  1995    100,000      19,200              --              4,878
Senior Vice           1994    100,000      10,000             2,231            7,176
President, Data       1993     97,500       5,000             1,275            5,503
Services

See Notes to Summary Compensation Table

Notes to Summary Compensation Table

(1) The Company had a Stock Plan whereby all full-time employees received restricted shares which had an aggregate fair market value or book value equal to a specified percentage of the employee's base salary determined as of specified dates over specified periods. Shares issued pursuant to the Stock Plan receive dividends and have voting rights.
All restrictions expired on June 30, 1994.

(2) The Company maintains and contributes to the Savings & Investment Plan ("SIP") and group term life insurance ("Life Insurance") for its full-time employees. The Company also maintains and contributes to a supplemental executive retirement plan ("SERP"). The Company's matching contribution to the SIP, premiums paid for Life Insurance and contributions made to the SERP on behalf of the named executive officers follows:


                                             SIP           Life Insurance        SERP

Davis P. Thurber                 1995        $ -               $18,274         $413,015
                                 1994          -                11,466          165,036
                                 1993         4,707             13,230             -

Paul R. Shea                     1995         3,080              9,196          306,599
                                 1994         3,080              9,196           89,999
                                 1993         2,998              8,951             -

Gregory D. Landroche             1995         3,077              2,161           47,046
                                 1994         2,848              1,999           21,918
                                 1993         2,273              1,757             -

Alice L. DeSouza                 1995         2,000              2,333             -
                                 1994         2,000              1,409             -
                                 1993         1,896              1,339             -

Allen G. Tarbox, Jr.             1995         2,000              2,878             -
                                 1994         2,000              5,176             -
                                 1993         1,948              3,555             -

(3) On October 25, 1995 the Company, jointly with Peoples Heritage Financial Group, Inc. ("Peoples"), announced a definitive agreement to merge (the "Agreement"). The Agreement was approved by shareholders of both companies on February 27, 1996. In connection with the execution of the Agreement, Peoples requested that the Company enter into letter agreements with Messrs. Thurber, Shea and Landroche (the "Executives") wherein the Company agreed to pay, and the Executives agreed to accept, payment of certain amounts under their respective change of control agreements. Pursuant to these letter agreements the Executives received payments of $1,104,051, $1,033,598 and $587,964, respectively. See Item 14(a) 3. Exhibits (10)(f) Change of Control Agreements and (10)(h) Letter Agreements.

In the event that the merger is not consummated pursuant to the Agreement (unless the failure of such occurrence shall be due to the failure of the Company to perform or observe in any material respect any of its obligations under the Agreement to be performed or observed by
it), Peoples shall, within five days following termination of the Agreement in accordance with its terms, promptly reimburse the Company for the amounts paid to the Executives.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

                     PRINCIPAL SHAREHOLDERS

The following Table lists persons known to the Company to constitute a group within the meaning of SEC Rule 13d-5(b)(1) of the Securities Exchange Act of 1934 for the purpose of acting together to vote their beneficially owned shares.

                                      Shares of              Percentage
Name and Address                     Common Stock            Outstanding

Sidney Thurber Cox (1)                  173,680                  4.27%
241 Clinton Street
Watertown, New York  13601

Davis P. Thurber (1)                    167,451                  4.12
25 Swart Terrace
Nashua, New Hampshire  03060

Constance T. Prudden (1)                100,037                  2.46
1 Button Cove Road
Hingham, Massachusetts  02043

Shelley D. Thurber (3)                   40,380                   .99
93 Summer Street
Boston, Massachusetts  02110

Steven A. Thurber (2) (3)                38,680                   .95
39-A Manchester Street
Nashua, New Hampshire  03060

George Frederick Thurber (3)             47,020                  1.16
227 Summit Avenue
Brookline, Massachusetts  02146

Matthew T. Thurber (3)                   47,020                  1.16
1 Carey Circle
Revere, Massachusetts  02151

   Group Total                          614,268                 15.11%


(1) See "Securities of the Company owned by Directors and Executive Officers" and related footnotes.
(2) Mr. Thurber disclaims a beneficial interest in 200 shares held as custodian and 100 shares held as trustee for his minor child.
(3)  Includes 2,200 shares held in the Shirley A. Thurber Trust.

The Company knows of no other person who beneficially owned five percent or more of the Company's outstanding common stock as of March 28, 1996.

Securities of the Company Owned by Directors and Executive Officers

The following Table sets forth the number of shares and percentage of the Company's common stock beneficially owned by each director and all directors and executive officers of the Company as a group as of March 27, 1996. Each beneficial owner listed has sole investment and voting power with respect to the shares indicated unless otherwise noted.

                                       Shares of          Percentage
Directors                             Common Stock      Outstanding(5)

Robert L. Bailey                         17,074                  *
Robert P. Bass, Jr.                       4,980                  *
Arthur E. Comolli                         4,530                  *
Raymond G. Cote                           7,800                  *
Sidney Thurber Cox(2)                   173,680                4.27%
Raymond J. Creteau                       17,380                  *
Robert B. Field, Jr.(1)                  12,850                  *
Morton E. Goulder(1)                     62,752                1.54%
Philip D. Labombarde(1)                   4,640                  *
Floyd A. Lamb                               400                  *
Peter Prudden, Jr.(2)                    10,964                  *
Joseph G. Sakey(1)                        5,565                  *
Paul R. Shea                              4,130                  *
Davis P. Thurber(1)(2)(4)               167,451                4.12%
George R. Walker                          5,500                  *
Richard S. West(1)                       16,024                  *
All directors and executive officers
  as a group (19 persons) (3)           520,470               12.80%

* - Less than 1%

(1) Includes shares owned by a director's spouse, minor children, children or family members living at home, shares to which investment advice is given, and shares held or owned as a custodian for the benefit of minors, as to which each beneficial owner disclaims any beneficial interests as follows:

Director Field disclaims a beneficial interest in 2,550 shares owned by family members (2,200) and the Robert B. Field Revocable Trust (350); Director Goulder disclaims a beneficial interest in 33,240 shares owned by Goulder Investments, Ltd. and 7,000 shares owned by family members; Director Labombarde disclaims a beneficial interest in 940 shares owned by deGaspe Corporation (500) and by his daughter (440); Director Sakey disclaims a beneficial interest in 1,168 shares owned by family members; Director Thurber disclaims a beneficial interest in 5,000 shares owned by his spouse; and Director West disclaims a beneficial interest in 8,900 shares owned by family members.

(2) Director Thurber is a first cousin to Director Cox and an uncle to Director Prudden.

(3) Includes 4,750 shares beneficially owned by the following named executive officers, Mr. Landroche (1,248), Mr. Tarbox (2,570), and Ms. DeSouza (932), representing less than one percent of common stock outstanding and entitled to vote. See "Summary Compensation Table".

(4) Includes an interest in 41,113 shares held by the Bank as Trustee under testamentary trusts created under the wills of George F. Thurber, Sr. and Muriel D. Thurber, to be voted in person or by proxy at the Meeting by Constance T. Prudden.

(5)  Computed on the basis of 4,064,165 shares outstanding at March 28, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1995 certain directors and officers of the Company and the Bank, as well as firms and companies with which they are associated, were customers of the Bank and as such have had ordinary banking transactions, including loans and loan commitments, with the Bank. Such loans and loan commitments were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. In the opinion of management, such loans and loan commitments do not involve more than the normal risk of collectibility or present other unfavorable features. The Bank made loans within approved regulatory limits to other officers and employees at interest rates which are similar to interest rates charged on comparable loans to unrelated parties.

Director Field, Secretary of the Company, is a member of the law firm of Sheehan Phinney Bass + Green, Professional Association, which firm serves as general counsel to the Company and the Bank. Director Bass is of counsel to the law firm of Cleveland, Waters & Bass, P.A., which firm is counsel to the Bank's Trust and Investment Services Division and performs other legal services for the Bank and the Company.

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

               (c)* Merit Performance Plan, continued in effect through
                    1995, incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1988 (File No. 0-9517).

               (d) Director Indemnification Agreement (Representative Form of Agreement), effective January 1, 1988, incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1988 (File No. 0-9517).

               (e)* 1988 Incentive Bonus Plan, continued in effect
                    through 1995, incorporated herein by reference to the Company's form 10-K for the year ended
                    December 31, 1988 (File No. 0-9517).

               (f)* Change of Control Agreements (Representative Form
                    of Agreement) for Davis P. Thurber, Paul R. Shea and Gregory D. Landroche, effective December 21, 1994, incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994 (File No. 0-9517).

               (g)* Supplemental executive retirement plan for Davis P.
                    Thurber, Paul R. Shea and Gregory D. Landroche, effective August 24, 1994, incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994 (File No. 0-9517).

               (h)* Letter Agreements (Representative Form of Agreement)
                    for Davis P. Thurber, Paul R. Shea and Gregory D. Landroche, effective October 25, 1995, on page 39.

               (i)* 1988 Incentive Bonus Plan, (1996 Approved Pools)
                    effective January 1, 1996, on page 42.

               (j)* Compensation Deferral Agreement, Davis P. Thurber
                    (Amendment #(3)), effective January 1, 1996, on page 46.

               (k)* Compensation Deferral Agreement, Paul R. Shea
                    (Amendment #(3)), effective January 1, 1996, on page 47.

         (13) Sections of the Company's 1995 Annual Report to Shareholders which are incorporated by reference into this filing, on page 48.

         (21)       Subsidiary of the Company

         (27)       Financial Data Schedule


  (b)  Reports on Form 8-K

       During the fourth quarter of 1995, the Company filed a Report on Form 8-K dated November 3, 1995, which contained information pursuant to Items 5 and 7 of Form 8-K.



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

                                          Date: March 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Date:                             Date:

     3/25/96  /s/Davis P. Thurber      3/25/96  /s/Gregory D. Landroche
              Davis P. Thurber                  Gregory D. Landroche
              President, Chairman               Executive Vice President,
              and Director                      Chief Financial Officer &
                                                Treasurer


     3/25/96  /s/Paul R. Shea          3/25/96  /s/Robert A. Boulay
              Paul R. Shea                      Robert A. Boulay
              Senior Executive Vice             Vice President &
              President and Director            Controller


     3/27/96  /s/Robert L. Bailey      3/25/96  /s/Sidney Thurber Cox
              Robert L. Bailey                  Sidney Thurber Cox
              Director                          Director


     3/27/96  /s/Robert P. Bass, Jr.   3/25/96  /s/Raymond J. Creteau
              Robert P. Bass, Jr.               Raymond J. Creteau
              Director                          Director


     3/25/96  /s/Arthur E. Comolli     3/27/96  /s/Robert B. Field, Jr.
              Arthur E. Comolli                 Robert B. Field, Jr.
              Director                          Director and Secretary


     3/25/96  /s/Raymond G. Cote
              Raymond G. Cote                   Morton E. Goulder
              Director                          Director



              Philip D. Labombarde              Joseph G. Sakey
              Director                          Director


     3/25/96  /s/Floyd A. Lamb
              Floyd A. Lamb                     George R. Walker
              Director                          Director


     3/27/96  /s/Peter Prudden, Jr.    3/27/96  /s/Richard S. West
              Peter Prudden, Jr.                Richard S. West
              Director                          Director

                            EXHIBIT (21)

                     SUBSIDIARY OF THE COMPANY

1. Bank of New Hampshire, a wholly-owned subsidiary of the Company (equity ownership 100%). The Bank is the entity resulting from the merger of four former affiliates of the Company with and into one former affiliate, Bank of New Hampshire-Portsmouth, effective as of the close of business, September 30, 1991.